Form 10-Q
period 1995-03-31
PUREPAC INC/
filed 1995-05-15
CIK 729069

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                              FORM 10-Q

                           QUARTERLY REPORT

  Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period Ended March 31, 1995

                    Commission File Number  0-13588

                            PUREPAC, INC.
        (Exact name of registrant as specified in its charter)

              DELAWARE                                 04-2769995
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)

  200 Elmora Avenue, Elizabeth, New Jersey              07207
  (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code: (908) 527-9100

        Securities registered pursuant to Section 12(b) of the Act:

    Title of each class           Name of each exchange on which registered

           None                                    None
____________________________      _________________________________________

         Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, par value $.01 per share
___________________________________________________________________________
                           (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X     NO
                            _____      _____

                             12,581,223

   Number of shares outstanding of the Registrant's common stock as of May 5, 1995.

                              PUREPAC, INC.

                                 INDEX

PART 1 - FINANCIAL INFORMATION

                                                         Page No.
                                                         ________

  ITEM 1. Consolidated Financial Statements:

          Consolidated Balance Sheets
            March 31, 1995 and June 30, 1994                       3

          Consolidated Statements of Operations
            Three months ended March 31, 1995
            and 1994 and nine months ended
            March 31, 1995 and 1994                                4

          Consolidated Statements of Cash Flows
            Nine months ended March 31, 1995
            and 1994                                               5

          Notes to Consolidated Financial Statements               6

  ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operation             9

PART II - OTHER INFORMATION

          Items 1 thru 6                                          11

SIGNATURES                                                        12


                           PUREPAC, INC.

                    CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)
                                               March 31,           June 30,
                                                  1995               1994
                                              ____________      _____________
Assets
Current Assets:
Cash and cash equivalents                     $   614,558        $ 3,153,844
Accounts receivable                             9,723,784         10,973,351
Inventory (Note 3)                             18,144,861         19,189,435
Other current assets                              753,479            504,766
Deferred income taxes (Note 5)                  2,552,053          2,806,000
                                              ___________        ___________
   Total current assets                        31,788,735         36,627,396
                                              ___________        ___________
Property, plant and equipment, net             26,479,402         25,705,262
Other assets                                    3,232,266          3,241,644
Deferred income taxes (Note 5)                  1,894,000          1,693,000
                                              ___________        ___________
   Total Assets                               $63,394,403        $67,267,302
                                              ===========        ===========
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                              $ 4,941,628        $ 7,051,025
Due to affiliated companies                        21,086            119,593
Loan payable to bank                            1,000,000                ---
Accrued expenses                                3,455,368          4,411,866
Accrued income taxes (Note 5)                      52,790            304,241
Accrued preferred dividends                       520,095            520,095
                                              ___________        ___________
   Total current liabilities                    9,990,967         12,406,820
                                              ___________        ___________
Stockholders' equity (Note 4)
Class A convertible preferred stock;
   par value $.01, authorized
   1,834,188 shares; issued and
   outstanding 834,188 (liquidation
   value $24,995,171)                               8,342              8,342
Common stock; par value $.01,
   authorized 25,000,000 shares;
   issued and outstanding
   12,566,348 at March 31, 1995
   and 12,510,098 at June 30, 1994                125,663            125,101
Capital in excess of par value                 25,247,140         26,261,185
Retained earnings                              28,022,291         28,465,854
                                              ___________        ___________
   Total stockholders' equity                  53,403,436         54,860,482
                                              ___________        ___________
   Total Liabilities and
     Stockholder's Equity                     $63,394,403        $67,267,302
                                              ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            PUREPAC, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)
                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                  MARCH 31,                 MARCH 31,
                           _______________________   ______________________
                              1995         1994         1995        1994
                           __________   __________   ___________  _________
Net Sales                  $14,473,217  $16,314,349  $46,826,965  $53,699,923
Cost of sales               10,864,871   11,191,211   35,084,078   35,369,600
                           ___________  ___________  ___________  ___________
Gross profit                 3,608,346    5,123,138   11,742,887   18,330,323
                           ___________  ___________  ___________  ___________
Expenses:
 Selling, general and
   administration            2,548,593    2,481,274    7,313,600    6,839,475
 Reseach and Development     1,864,350    1,329,312    5,109,321    4,073,541
                           ___________  ___________  ___________  ___________
Total Expenses               4,412,943    3,810,586   12,422,921   10,913,016
                           ___________  ___________  ___________  ___________
Income (Loss) from
 operations                   (804,597)   1,312,552     (680,034)   7,417,307
                           ___________  ___________  ___________  ___________
 Other income (expense), net    (9,961)        (848)     (23,529)      54,358
                           ___________  ___________  ___________  ___________
Income (Loss) before
 income taxes                 (814,558)    1,311,704     (703,563)  7,471,665
Provision (benefit) for
 income taxes (Note 5)        (301,000)      250,000     (260,000)  2,745,000
                           ____________  ___________  ___________  ___________
Income (Loss) Before
 Cumulative Effect of a
 Change in Accounting for
 Income Taxes                 (513,558)    1,061,704    (443,563)   4,726,665
Cumulative effect of a
 change in accounting
 for income taxes                  ---          ---          ---    4,149,000
                           ____________   __________  __________   __________
Net Income (Loss)          $  (513,558)   $1,061,704  $ (443,563)  $8,875,665
                           ============   ==========  ===========  ==========
Primary Earnings Per
 Common Share (Note 2):
Income (Loss) before
 cumulative effect of a
 change in accounting for
 income taxes               $     (.08)  $      .04    $   (.16)   $      .25
Cumulative effect of a
 change in accounting for
 income taxes                      ---          ---         ---           .34
                            ___________  __________   __________   __________
  Net income (Loss)         $     (.08)  $      .04    $   (.16)   $      .59
                            ===========  ==========   ==========   ==========
Weighted average number
 of common shares
 outstanding                 12,553,848   12,508,270   12,524,468  12,454,264
                            ____________  __________   __________  __________
Earnings Per Share,
 Assuming Full Dilution:
Income before cumulative
  effect of a change in
  accounting for income
  taxes                                                           $       .27
Cumulative effect of a
  change in accounting
  for income taxes                                                        .24
                                                                  ___________
Net income                                                        $       .51
                                                                  ===========
Weighted average number of
  fully diluted shares                                             17,563,286
                                                                  ___________

The accompanying notes are an integral part of these consolidated financial statements.


                            PUREPAC, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                                 Nine Months Ended
                                                     March 31,
                                             __________________________
                                                1995             1994
                                             ___________     ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                            $ (443,563)     $8,875,665
Adjustments to Reconcile Net Income (Loss)
   to Net Cash
Provided By (Used For) Operating Activities:
   Depreciation and amortization              1,547,439       1,298,360
   Compensation expense - stock grants          288,948         277,264
   Deferred income tax, asset                    52,947      (3,094,000)
   Deferred income tax, long term liability         ---        (153,000)
   Increase (Decrease) in Cash From:
   Accounts receivable                        1,249,567        (833,142)
   Inventory                                  1,044,574      (4,860,539)
   Other current assets                        (248,713)       (184,257)
   Accounts payable                          (2,109,397)     (2,672,643)
   Accrued expenses                            (956,498)     (1,815,214)
   Accrued income taxes                           6,403         (64,560)
   Due to/from affiliates                       (98,507)       (509,433)
                                            ____________    ____________
   Total Adjustments                            776,763     (12,611,164)
                                            ____________    ____________
Net Cash Provided By (Used For)
   Operating Activities                         333,200      (3,735,499)
                                            ____________    ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant
     and equipment                           (2,312,201)     (3,784,317)
                                            ____________    ____________
Net Cash Provided by (Used For)
   Investing Activities                      (2,312,201)     (3,784,317)
                                            ____________    ____________
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings from bank                       1,000,000            ---
   Preferred dividends paid                  (1,560,285)     (1,560,285)
                                            ____________    ____________
Net Cash Provided by (Used For)
   Financing Activities                        (560,285)     (1,560,285)
                                            ____________    ____________
Increase (Decrease) In Cash
   And Cash Equivalents                     $(2,539,286)    $(9,080,101)
                                            ============    ============
Cash and cash equivalents,
   beginning of period                        3,153,844      10,639,723
                                            ____________    ____________
Cash And Cash Equivalents,
   End Of Period                            $   614,558     $ 1,559,622
                                            ===========     ===========
Supplemental disclosure of
   cash flow information:
Cash paid during the period for:
    Interest                                $    56,279     $    23,031
    Income Taxes                            $       ---     $ 1,907,560
                                            ___________     ____________

The accompanying notes are an integral part of these consolidated financial statements.
</TABLE)

                           PUREPAC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


Notes to the Financial Statements included in Purepac, Inc.'s (the "Company") Form 10-K for the year ended June 30, 1994, contain information pertinent to the accompanying financial statements. There has been no material change in the information contained in such footnotes except as set forth below. The Consolidated Balance Sheet at March 31, 1995, the Consolidated Statements of Operations for the three and nine months ended March 31, 1995 and 1994 and the Consolidated Statements of Cash Flows for the nine months ended
March 31, 1995 and 1994, have not been audited.

In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of such financial results have been included.

1. Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Purepac Pharmaceutical Co. ("Purepac").

2. Earnings Per Common Share

   Primary earnings per common share is calculated by (i) dividing income before the cumulative effect of a change in accounting for income taxes less preferred dividends by the weighted average number of common shares outstanding during the period and (ii) by dividing the cumulative effect of a change in accounting for income taxes, if any, by such average number of common shares. Common stock equivalents are excluded as the effect is either not material or anti-dilutive. Earnings per share, assuming full dilution, is also presented for the three and nine months ended March 31, 1994 and is based on the assumption that all contingently issuable shares were outstanding from the beginning of the period to the extent dilution results. For the current three and nine month periods ended March 31, 1995 and prior three month period, fully diluted earnings per share is not presented as the effect would be anti-dilutive.

3. Inventory
                                 March 31,      June 30,
                                   1995           1994
                               ___________     ___________

   Raw materials               $ 7,283,747     $ 7,734,277
   Work-in-process               3,427,646       3,676,862
   Finished goods                7,433,468       7,778,296
                               ___________     ___________
     Total                     $18,144,861     $19,189,435
                               ===========     ===========


Notes to Financial Statements (Continued)

4.  Capital Stock

   During the quarter ended March 31, 1995 the Company issued 56,250 shares of common stock to employees pursuant to the Company's 1991 Restricted Stock Incentive Plan. The Company received no proceeds from this transaction. As a result of the issuance of these shares, the Company will have an income tax deduction of $610,313 in the fiscal year ending June 30, 1996. The deduction will result in a reduction in the taxes payable of approximatley $232,000. In the same fiscal year, for financial reporting purposes, the tax benefit will be recorded as a reduction of the deferred tax asset to the extent previously provided and the remainder of the benefit will be recorded as additional capital in excess of par value. It will not be reflected in the reported earnings or the earnings per share calculations.

   A reconciliation of the change in total stockholders' equity for the nine month period ended March 31, 1995 is as follows:

                          Par Value of
                           Common and  Capital in                   Total
                           Preferred   Excess of    Retained    Stockholders'
                             Stock     Par Value    Earnings       Equity
                           __________  ___________  ___________  ___________

   Balance, June 30, 1994    $133,443  $26,261,185  $28,465,854  $54,860,482
   Common stock issued
     pursuant to stock
     grant plan                   562        (562)
   Class A preferred
     stock dividend                     (1,560,285)              (1,560,285)
   Stock grant amortization                288,948                  288,948
   Reduction of income tax
     liability from issuance
     of stock grants                       257,854                  257,854
   Net Income                                         (443,563)    (443,563)
                           __________ ___________  ___________  ___________

   Balance, March 31, 1995   $134,005 $25,247,140  $28,022,291  $53,403,436
                           ========== ===========  ===========  ===========

5. Accounting for Income Taxes

   The Company adopted Statement of Financial Accounting Standard No.
   109 ("SFAS 109"), "Accounting for Income Taxes," effective July 1, 1993. The cumulative effect of adopting SFAS 109 on the Company's financial statements, for the nine months ended March 31, 1994, was to increase income by $4,149,000 ($.34 per primary common share and $.24 per share on a fully diluted basis) with a corresponding increase in the deferred tax asset.


Notes to Financial Statements (Continued)

   Deferred income tax assets, both current and non-current, reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

   Beginning with the adoption of SFAS 109 on July 1, 1993, the income tax expense provision will not include the benefit of recognizing available loss carryforwards to the extent they have already been recognized as a deferred tax asset. Instead, there will be a reduction in the deferred tax asset when such benefits are utilized to reduce taxes payable.

The provision (benefit) for income tax expense was comprised of the following:

                             Three Months Ended          Nine Months Ended
                                  March 31,                   March 31,
                           ______________________    _______________________
                              1995         1994           1995         1994
                           __________   __________   __________  __________
Current
   Federal                  $(24,000)   $ 400,000    $ (20,000)  $2,306,000
   State                     (45,000)    (150,000)     (39,000)     439,000
                           __________   __________   __________  __________
                             (69,000)     250,000      (59,000)   2,745,000

Deferred
   Federal                  (232,000)         ---     (201,000)        ---
                           __________   __________   __________  __________
Total (benefit) provision  $(301,000)   $ 250,000    $(260,000)  $2,745,000
                           ==========   ==========   ==========  ==========

The Company has net operating losses and tax credits available as carryforwards to reduce future payments of federal income taxes. State tax losses are also available as carryforwards. At March 31, 1995, for federal tax purposes, the net operating loss and tax credit carryforwards amounted to $13,048,000 and $707,000, respectively, and expire through 2003. The Company believes it will achieve sufficient taxable income to realize the tax benefit of the net operating loss. The utilization of the net operating loss carryforwards to reduce future tax payments is subject to limitation under provisions of the Internal Revenue Code.


                            PUREPAC, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

Results Of Operations - Three and Nine Month Periods Ended March 31, 1995 Compared With The Three and Nine Month Periods Ended March 31, 1994

Net sales for the three and nine month periods ended March 31, 1995 were $14,473,000 and $46,827,000, respectively, compared with $16,314,000 and
$53,700,000 for the corresponding 1994 periods. The declines in both periods reflect lower sales of certain mature products, including nifedipine, partially offset by increased volumes for several new products. The nifedipine products accounted for 12% of net sales for both the current three and nine month periods compared with 11% and 13% respectively, for the corresponding prior periods.

Gross profits for the three and nine month periods were $3,608,000 and $11,743,000, respectively, compared with $5,123,000 and $18,330,000 for the corresponding 1994 periods. Gross profits as a percent of net sales were 25% for both the current three and nine month periods compared with 31% and 34% for the corresponding prior periods. The gross profit declines are attributable to higher raw material costs and to lower selling prices.

Selling, general and administrative expenses for the current three and nine month periods of $2,549,000 and $7,314,000, respectively, increased over the corresponding prior period expenses of $2,481,000 and $6,839,000, respectively. The expenses as a percent of net sales for the three and nine month periods were 18% and 16%, respectively, compared with 15% and 13% for the corresponding 1994 periods. The increases are due primarily to higher personnel expenses.

Research and development expenses for the curren three and nine month periods were $1,864,000 and $5,109,000, respectively, compared with $1,329,000 and $4,074,000 for the corresponding prior periods. The expenses as a percent of net sales for the current three and nine month periods were 13% and 11%, respectively, compared with 8% for both corresponding prior periods. The increases in both periods reflect higher clinical expenses and additions of scientific personnel.

Loss before cumulative effect of a change in accounting for income taxes for the three and nine month periods ended March 31, 1995 was ($514,000) and ($444,000), respectively, compared with income of $1,062,000 and $4,727,000 for the corresponding 1994 periods.


Net loss for the current nine month period was ($440,000). Net income for the corresponding 1994 nine month period of $8,876,000 included the cumulative effect of a change in accounting for income taxes of $4,149,000 as a result of the adoption of SFAS 109, effective
July 1, 1993.  Refer to Note 5 of the Notes to Consolidated Financial
Statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had $615,000 in cash and cash equivalents at March 31, 1995 compared with $3,154,000 at June 30, 1994. The decrease in the current nine month period of $2,539,000 resulted primarily from cash used for investments in property, plant and equipment of $2,312,000 and the preferred dividend payment of $1,560,000, partially offset by $333,000 of cash provided by operating activities and $1,000,000 borrowed from a bank on October 3, 1994, under the Company's revolving credit and loan agreement.

In comparing the balance sheet amounts at March 31, 1995 to the June 30, 1994 balances, the following are noteworthy:

     Accounts receivable decreased by $1,250,000 due to the lower sales levels.

     Inventory decreased by $1,045,000 due in part to the discontinuance of certain products.

     Accounts payable decreased by $2,109,000 due in part to timing differences in the purchase of materials and the lower inventory level.

The accrued preferred dividend, payable to the Company's principal stockholder, Faulding Holdings Inc., of $520,095 for the three month period ended March 31, 1995 was subsequently paid on April 3, 1995.

The Company believes current cash resources, anticipated operating cash flows and funds available under a revolving credit and loan arrangement with a bank will be sufficient to fund its working capital needs for the foreseeable future.


PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On December 20, 1994, an action was commenced against the Company and two officers of the Company in the United States District Court for the District of New Jersey entitled Dechter vs. Purepac, Inc., Robert H. Bur and Russell J. Reardon, 94 Civ. 6195. The plaintiff alleges, on behalf of all persons who purchased common stock during the period from August 12, 1994 through November 16, 1994 that, among other things, the Company and the named officers materially misled the financial community and artifically inflated the price of the Company's common stock in violation of Section 10(b) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by failing to disclose until December 16, 1994 the Company's lack of compliance with certain federal regulations for manufacturing generic drugs, as alledged in a warning letter from the Food and Drug Administration to the Company, dated November 23, 1994, and received by the Company on November 28, 1994. A second stockholder action, containing substantially similar allegations, was commenced on January 5, 1995 in the United States District Court for the District of New Jersey.

The two actions have been consolidated. Defendants have made a motion to dismiss and are awaiting a reponse by plaintiffs.

Items 2 through Item 4.

Not Applicable.

Item 5.  OTHER EVENTS

Not Applicable.

Item 6. (a). EXHIBITS

Not Applicable.

Item 6. (b). REPORTS ON FORM 8-K

Not Applicable.

                           Page of 11 of 12

                             PUREPAC, INC.

                              SIGNATURES

Pursuant to the requirments of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PUREPAC, INC.
                                   Registrant


Date:  May 15, 1995                /s/ Michael R.D. Ashton
                                   -------------------------------------
                                   Michael R.D. Ashton
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date:  May 15, 1995                /s/ Russell J. Reardon
                                   -------------------------------------
                                   Russell J. Reardon
                                   Chief Financial Officer and Treasurer
                                   (Principal Accounting Officer)

                            Page 12 of 12
