Form 10-K
period 1995-06-30
PUREPAC INC/
filed 1995-09-28
CIK 729069

SECURITIES AND EXCHANGE COMMISSION
			                         WASHINGTON, DC  20549
			                         ---------------------


                             				 FORM 10-K

			                             ANNUAL REPORT

                		   Pursuant to Section 13 or 15(d) of the
		                       Securities Exchange Act of 1934

                		    For Fiscal Year Ended June 30, 1995

                 		     Commission File Number: 0-13588


                       			       PUREPAC, INC.
		                       (Exact name of registrant as
			                         specified in its charter)


       	 DELAWARE                                     04-2769995
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                 Identification No.)


200 Elmora Avenue, Elizabeth, New Jersey                07207
(Address of principal executive offices)              (Zip Code)


     Registrant's telephone number, including area code: (908) 527-9100


         	Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                Name of each exchange on which registered

       None                                             None
-------------------                -----------------------------------------


          	Securities registered pursuant to Section 12(g) of the Act:

		                  Common Stock, par value $.01 per share
	          -----------------------------------------------------------
			                           (Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. /X/

				                            12,581,223

            		Number of shares outstanding of the Registrant's
		                  Common Stock as of September 19, 1995


                         				  $ 49,518.221

      	Aggregate market value of the voting stock held by nonaffiliates
              		 of the Registrant as of September 19, 1995


	        The following documents are incorporated by reference herein:

Definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 1995 Annual Meeting of Stockholders of registrant.

PART I

ITEM 1.   BUSINESS

(a) & (b) General Development of Business and Financial Information
	         About Industry Segments

Purepac, Inc. (the "Company"), through Purepac Pharmaceutical Co.
("Purepac"), a wholly-owned subsidiary, is primarily engaged in the development, manufacture and sale of generic drug products.

A majority of the outstanding common stock of the Company is owned by Faulding Holdings Inc. ("Holdings"), a wholly-owned subsidiary of F.H. Faulding & Co. Limited ("Faulding"), a major Australian pharmaceutical company.

The Company was incorporated in Delaware on September 2, 1982.  On
November 2, 1992, the Company's name was changed from Moleculon, Inc.
to Purepac, Inc. The Company's executive offices and principal research, manufacturing and distribution facilities are located at 200 Elmora Avenue, Elizabeth, New Jersey 07207; its telephone number is (908) 527-9100.
As used herein, all references to the Company are deemed to include Purepac, unless the context indicates to the contrary.


(c)        Description of Business

INTRODUCTION

A generic drug contains active drug substances and is the therapeutic equivalent of a brand name drug for which patent protection, granted by the United States Patent Office and/or exclusivity granted by the United States Food and Drug Administration (the "FDA"), has expired. Accordingly, a generic drug is marketed under its chemical name or under a brand name promoted by its generic manufacturer. While subject to the same government standards as its brand name equivalent, a generic drug is usually marketed at a substantially lower price.

Sales of generic drugs have increased significantly in recent years, due in substantial part to greater awareness and acceptance of generic drugs by physicians, pharmacists and the general public. Among the factors contributing to such increased awareness and acceptance have been the enactment and modification of laws in most states permitting (or in some instances requiring) physicians or pharmacists to substitute generic drugs for brand name drugs, and the publication by the FDA of a list of therapeutically equivalent drugs which provides physicians and pharmacists with the approved sources of generic drug alternatives for each drug product. In addition, since generic drugs are typically sold at prices substantially below those of brand name drugs, the prescribing of generic drugs has been encouraged and, in some instances, required by various government agencies and by private health insurers as a cost-saving measure in the purchase of, or reimbursement for, drug products.


PRODUCTS

The Company markets both prescription drugs and non-prescription drugs, also called over-the-counter ( "OTC"), in oral solid (tablet and capsule), oral liquid and topical dosage forms. In accordance with FDA requirements, each dosage strength and form of a generic drug is considered a separate drug product. Classification of the Company's generic drug products and their number can be generally summarized as follows: antibiotic and anti-ineffective drugs (6); cardiovascular drugs (30); anti-inflammatories (12); analgesics (10); anti-depressants and tranquilizers (34); and all others
(16).

Sales of generic prescription drug products represented 99% of the Company's revenue for the years ended June 30, 1995 and 1994, compared with 98% for the year ended June 30, 1993. The sale of OTC drugs accounted for the balance of the Company's revenue in each of such years. A majority of the Company's products is sold under its Purepac Registered Trademark label and the balance is sold under private label agreements with certain pharmaceutical distributors.

Nifedipine, the generic version of Pfizer's PROCARDIA Registered Trademark cardiovascular product, accounted for 12%, 13%, and 30% of the Company's revenue for its years ended June 30, 1995, 1994 and 1993, respectively. In 1992 and subsequent years, additional companies received approval from the FDA to sell nifedipine and entered the market. It is typical in the generic drug industry for the first companies selling a new generic product to initially have a relatively high profit margin, which then decreases as selling prices decline when more companies enter the market. Consequently, such competition continued to erode the Company's gross profit from nifedipine sales, thereby adversely impacting the Company's net income.


NEW PRODUCT DEVELOPMENT

Research and development expenditures for the years ended June 30, 1995, 1994 and 1993 amounted to $6,741,000, $6,797,000 and $5,944,000, respectively.
During the year ended June 30, 1995, the Company's new product development program remained focused on AB-rated (substitutable) generic equivalents to a number of immediate-release and modified-release solid oral prescription products. At June 30, 1995, the Company had 17 immediate-release and modified-release products in various stages of product development.

During the year ended June 30, 1995, the Company received FDA approval for three new immediate-release generic drug products: gemfibrozil tablets, metoprolol tartrate tablets and naproxen sodium tablets. During the year, the Company filed 2 new Abbreviated New Drug Applications ("ANDAs") and at June 30, 1995 had 5 ANDAs pending approval. No assurance can be given as to the receipt or timing of ANDA approvals and the commercial significance of any products so approved.


MARKETING AND CUSTOMERS

The Company markets its products primarily through a sales force of 11 people.

The Company's customers include drug wholesalers, national and regional retail drugstore chains and drug distributors. At June 30, 1995, the Company had approximately 162 customers. For the year ended June 30, 1995, three customers each accounted for approximately 13%, 11% and 10% of sales. The Company believes that the loss of any two or more of these customers could have a material impact on the Company's financial position, results of operations and cash flow. For the year ended June 30, 1994, two customers each accounted for approximately 12% and 11% of sales. One customer accounted for 10% of the Company's sales in the year ended June 30, 1993.

The backlog of firm orders at June 30, 1995 was $1,050,000, compared with $3,904,000 at June 30, 1994, and $6,830,000 at June 30, 1993. The Company
does not believe that its backlog is material in the understanding of its historical and prospective operations as annual fluctuations are primarily attributable to unpredictable timing differences in receipt of product orders. The Company anticipates that it will fill all of its June 30, 1995 backlog during its year ending June 30, 1996.

Seasonality is not a factor in the Company's business.


MANUFACTURING AND SOURCES OF SUPPLY

The Company manufactures and packages more than 90% of its products (measured as a percentage of revenue) in its own manufacturing facilities (Refer to
Item 2 hereof, Properties). The balance of the Company's products are manufactured to its specifications by a number of outside contractors. Alternative contract manufacturing sources are available.

Raw materials essential to the conduct of the Company's business are pharmaceutical chemicals and packaging components which it purchases in bulk from a variety of sources. Historically, the Company has not experienced any significant difficulty in obtaining the raw materials it requires. If raw materials from a current supplier were to become unavailable, approval for a replacement supplier must be sought from the FDA. The FDA approval process could cause a delay of several months or longer in the manufacture of the product so impacted.

ENVIRONMENTAL MATTERS

The Company's operations require it to comply with a broad variety of laws, statutes and regulations which are intended to protect both the environment and the industrial workplace including, among others, the Federal Clean Water Act, Clean Air Act, Resources Conservation and Recovery Act, Emergency Planning and Community Right to Know Act, Comprehensive Environmental Response, Compensation and Liability Act and the Occupational and Safety Health Act, as well as their state and local equivalents, if any.

The Company believes that it is currently in substantial compliance with all federal, state and local environmental laws and regulations applicable to its business as now conducted.

During the years ended June 30, 1995, 1994 and 1993, the Company expended $30,000, $15,000 and $579,000, respectively, for environmental control equipment in connection with the expansion of its manufacturing facilities. Capital expenditures for environmental control equipment for the year ending June 30, 1996 are estimated to be less than $100,000.


COMPETITION

The Company competes with a number of other generic pharmaceutical companies in a highly competitive and fragmented segment of the health-care industry. In addition, many of the brand name companies with substantially greater financial resources for research, development and marketing are entering that generic market.

Principal competitive factors in the generic drug market include regulatory compliance, price, customer service (including prompt fulfillment of orders) and the ability to introduce generic versions of brand name drugs promptly after the date of patent expiration granted by the United States Patent Office and/or exclusivity granted by the FDA.


GOVERNMENT REGULATION

Pharmaceutical manufacturers are subject to extensive regulation by the FDA and other government agencies and authorities. Various federal laws and regulations govern the testing, manufacturing, safety, labeling, packaging, storage, pricing, advertising and promotion of the Company's generic drug products. Failure to comply with such laws and regulations may result in the imposition of fines, recall and/or seizure of products, suspension of manufacturing and FDA refusal to approve new drug applications.


    Regulatory Approval Process

	The Company's product line primarily consists of generic drug products which contain the same active ingredient as the innovator (brand name) product.

	The dosage form, route of administration and strength must be the same as the innovator's product that was previously approved by the FDA under a full New Drug Application (NDA). The NDA includes the results of clinical trials that demonstrate safety and efficacy.

	Each generic drug product is subject to prior FDA approval through the submission of an ANDA. An ANDA must contain essentially the same information as a full NDA, with the exception of safety and efficacy data. Since a generic drug product contains the same active ingredient in the same amount as the innovator product, it is assumed
	to have the same safety and efficacy profile.   A generic product
	must be bioequivalent to the innovator product referenced in the application. This means that the drug product must demonstrate the same rate and extent of systemic absorption. An in-vivo bioavailability study is conducted in healthy human subjects to meet this requirement. In addition, the generic product must meet appropriate in-vitro (dissolution) criteria. Quality Control testing is conducted to ensure that the product meets compendial (United States Pharmacopeia) standards and in-house specifications, as applicable.


    Recent Trends in FDA Procedures

	The FDA has placed greater emphasis on the filing of complete ANDAs by all generic drug product manufacturers, including the Company, and has enunciated its position that it will not accept any application that does not contain all necessary information as specified in the FDA's current guidelines. In addition, the FDA has imposed more stringent requirements on various aspects of the product development process, the need for development of new procedures and increased documentation, all of which extend the time to file ANDAs.

	Another major component of the FDA's review process, applicable to all generic drug manufacturers, is the product specific pre-approval inspection in which the FDA focuses on the development of the drug product, the manufacture of exhibit batches and the applicant's capability to manufacture that product in accordance with the methods and specifications defined in the ANDA. This manner of inspection may also potentially lengthen the approval time for ANDAs.


    Good Manufacturing Practices

	As a manufacturer of pharmaceutical products, the Company is also subject to current Good Manufacturing Practices ("cGMP") standards promulgated by the FDA. Failure to comply with such standards may result in, among other actions, the suspension of production and possibly the seizure of non-complying products.

    Medicaid Prudent Pharmaceutical Purchasing Act of 1991

	Effective January 1, 1991 all generic pharmaceutical manufacturers were required to pay a rebate, equal to 10% of the manufacturer's average net selling price, for each prescription of its products reimbursed by the states under Medicaid. As of January 1, 1994, the rebate percent increased to 11%.

    Proposed Health Care Regulation

	Numerous proposals for health care regulation and reform have recently been proposed at both the federal and state levels.
	These proposals, generally, seek to reduce the cost of health care and increase its availability and efficiency. It cannot be determined at this time which, if any, of such proposals will be enacted and, to the extent enacted, what effect such proposals will have on the price, distribution and marketing of pharmaceutical products, including those of the Company.


EMPLOYEES

At June 30, 1995, the Company employed 328 full-time employees. Of these, 38 were executive and administrative personnel. Personnel primarily engaged in research, product development and regulatory activities totaled 69. Marketing and sales personnel totaled 27. Production and distribution personnel totaled 142, while quality assurance and quality control totaled
52. Collective bargaining agreements between the Company and Locals 575 and 815 of the International Brotherhood of Teamsters expiring in January 1997 and January 1996, respectively, covered 116 employees as of June 30, 1995. The Company has not experienced a material work stoppage in the past five years and believes that its current labor relations are satisfactory.


PROPOSED ACQUISITIONS

On August 9, 1995, the Company signed a Letter of Intent with its majority stockholder, Holdings, providing for (a) Holdings to exchange all of the capital stock of each of Faulding Puerto Rico, Inc., a Delaware corporation ("FPR"), Faulding Pharmaceutical Co., a Delaware corporation ("FPC"), and Faulding Medical Device Co., a Delaware corporation ("FMDC"), each a wholly-owned subsidiary of Holdings (collectively, the "Acquired Companies"), for 2,253,521 shares of the Company's Common Stock, subject to adjustment as a result of changes in the net asset value of the Acquired Companies from June 30, 1995 through the closing date ("Share Exchange"), and (b) Holdings to purchase on the closing date of the Share Exchange for an aggregate purchase price of $15 million, 150,000 shares of a newly designated Series
B Preferred Stock, which shall accrue dividends at the rate of 4.5% per annum, have a liquidation preference of $100 per share, plus the amount of any accrued but unpaid dividends, and shall be convertible after the first anniversary of issuance, at the ratio of 10.433 for one, into shares of Purepac Common Stock.

Faulding Puerto Rico, Inc. was organized to acquire a parenteral product and oral liquid pharmaceutical manufacturing facility located in Aguadilla, Puerto Rico (the "Facility") from the DuPont Merck Pharmaceutical Company and DuPont Merck Pharma. The Facility, which was acquired in April 1995, manufactures ampules and vials of 2 ml to 30 ml containing six generic pharmaceutical products in injectable form: Tridil Registered Trademark, Intropin Registered Trademark, Bretylol Registered Trademark, acetylcysteine, metoclopramide and amikacin. In addition to acquiring the Facility, FPR acquired the intellectual property rights, including the United States trademarks for Tridil Registered Trademark and Intropin Registered Trademark, and the rights to market and sell the majority of such products in the United States. The Facility also acts as a contract manufacturer for two unrelated pharmaceutical companies.

Faulding Pharmaceutical Co., originally organized as Faulding Hospital Products, Inc., was recently established to perform the United States sales and marketing activities for the products produced by FPR at its Aguadilla facility and for certain of Faulding's products manufactured at its Mulgrave, Victoria, Australia manufacturing facility, including certain of its anti-cancer products. The products currently marketed and sold by FPC are injectable pharmaceutical products; however, additional forms of products, including oral solids, may be sold by FPC in the future, particularly if such products are complementary with FPC's injectable product portfolio.

Faulding Medical Device Co., originally organized as DBL Inc., was established to design, develop, manufacture and market injectable related disposable devices and drug delivery system devices. The devices are designed to enhance either the speed, safety, or sterility of injectable drug delivery. While FMDC has developed and/or acquired the exclusive license in the United States to several of such products, to date none of such products is commercially available in the United States and only one of such products has received FDA marketing approval. However, additional drug-specific approvals are required from the FDA for this product before the medical device, pre-filled with a drug, can be sold.

The proposed transactions described above are subject to a number of conditions, including, without limitation, the approval of the Company's non-Holdings stockholders and other conditions to closing. It is currently anticipated that the closing will occur on or about December 31, 1995.


ITEM 2. PROPERTIES

The Company's executive offices, as well as research, production, principal warehouse and distribution facilities, are housed in a 245,000 square foot facility with two adjoining acres of parking space in Elizabeth, New Jersey. In addition, the Company leases a 13,000 square foot distribution center in Sparks, Nevada and a 38,000 square foot warehouse and office building in Linden, New Jersey.

The Company believes that its facilities will be sufficient to satisfy its anticipated needs for the proximate future.


ITEM 3. LEGAL PROCEEDINGS

Purepac, Inc. announced on January 4, 1995 that it had been named as a defendant in a lawsuit filed in the United States District Court for the District of New Jersey entitled Dechter vs. Purepac, Inc., Robert H. Bur and Russell J. Reardon,(94 Civ. 6195). The complaint, which purported to be a class action on behalf of purchasers of Purepac, Inc. common stock, challenged the timeliness of the Company's prior public disclosure concerning compliance by its wholly-owned subsidiary, Purepac Pharmaceutical Co., with cGMP and the receipt by that subsidiary of a warning letter from the FDA. The lawsuit asserted, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 and certain common law claims.

The Company believed the allegations in the complaint to be entirely without merit, and filed a motion to dismiss the complaint in March 1995. A hearing before the court was held on the Company's motion to dismiss on Monday, September 11, 1995. At that hearing, the court granted the Company's motion, and dismissed the complaint in its entirety, finding that the complaint failed to allege any actual violation of the U.S. securities laws on the part of Purepac, Inc. or its senior executives.

The court's dismissal of the complaint technically ends the case. Pursuant to the court's decision, the plaintiffs have the opportunity to consider filing a motion with the court for permission to submit a proposed amended complaint to address the deficiencies that led to the court's dismissal of the current action. If this occurs, the Company will have the opportunity to oppose such a motion, and intends to do so vigorously.

On or about June 9, 1995, an action was commenced against the Company in the United States District Court for the District of Delaware entitled Merck & Co., Inc. v. Purepac Pharmaceutical Co. (Case No. 95-495). The Complaint alleges that the Company's recent submission of an ANDA to the FDA for approval of a generic drug product developed by the Company which would be the Company's generic version of a branded drug manufactured by Merck constituted an act of infringement on certain patents owned by Merck with respect to such product as listed in the FDA's Orange Book of Approved Drug Products with Therapeutic Equivalence Evaluations (15th ed. 1995).

The complaint alleges that the Company has represented and certified to the FDA that its proposed generic product is "bioequivalent" to Merck's branded product, and that by virtue of this representation, Purepac would be able to rely on Merck's safety and efficacy data for such product rather than having to conduct its own safety and efficacy studies for submission to the FDA. The complaint further alleges that Purepac has informed Merck that its proposed generic drug product will not infringe on the listed patents owned by Merck with respect to Merck's product on the grounds that the Company's generic product does not contain all of the elements of the claims of the listed Merck patents with respect to Merck's products. In the Complaint, Merck disputes the Company's assertion of non-infringement, and seeks, among other things, (a) a judgment that the Company's proposed generic product is covered by Merck's patent, (b) an order delaying any FDA approval of the Company's ANDA until the expiration of Merck's patents, (c) an order enjoining the Company from the commercial manufacture or sale of any product that infringes on Merck's patents with respect to Merck's product, and (d) alternatively, an order requiring the Company to make further disclosure to the FDA regarding the bioequivalence of its proposed product. Further, the complaint also seeks money damages in an unspecified amount in the event that the Company manufactures, uses or sells any product found to infringe Merck's patents.

The Company is involved in litigation incidental to the conduct of its business, in addition to the above matters, and does not believe that the ultimate adverse resolutions of any, or all, thereof would have a material adverse effect on its financial position, results of operations or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 1995.

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


(a)     Market Information

The Company's Common Stock is traded on the NASDAQ National Market System ("NASDAQ/NMS") under the symbol PURE.

The following table sets forth the range of high and low closing sales prices of the Company's common stock on the NASDAQ/NMS.


FOR THE QUARTER ENDED:                   HIGH              LOW
-------------------------------------------------------------------
FISCAL 1994
  September 30, 1993                 $  20.500           $ 8.625
  December 31, 1993                     25.000            15.000
  March 31, 1994                        17.000             8.500
  June 30, 1994                         10.500             7.000

FISCAL 1995
  September 30, 1994                    14.250             8.000
  December 31, 1994                     16.250            10.125
  March 31, 1995                        11.625             8.750
  June 30, 1995                         11.375             8.375
--------------------------------------------------------------------


(b)   Holders of Common Stock

The number of holders of record of the Company's common stock at September 19, 1995 was 522.


(c)    Dividends

The Company has neither declared nor paid any dividends on its shares of common stock since its inception. Any decision as to the future payment of common stock dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant. No dividends are payable on the common stock until all declared and accrued dividends have been paid in full on the Company's issued and outstanding shares of preferred stock, all of which are owned by Holdings. (Refer to Note 11 of the Notes to Consolidated Financial Statements).



ITEM 6. SELECTED FINANCIAL DATA (Dollars in Thousands Except Per Share Amounts)



						                                           Year Ended June 30,
				                         -----------------------------------------------------
				                           1995        1994        1993       1992        1991
			                          ---------------------------------------------------------
OPERATING DATA:
  Net sales                  $ 61,146    $ 70,005    $ 70,508    $ 64,531    $ 52,279

  Income (loss) before
  preferred stock dividends      (847)      4,298       9,160      14,979       4,866

  Preferred stock dividends     2,080       2,080       2,080       2,081       2,237

  Net income (loss),
  available for common
  stock                      $ (2,927)    $ 6,367(a)    7,080    $ 12,776(b)  $ 5,985(c)

  Net income (loss) per
  common share, primary        $ (.23)      $ .51       $ .57      $ 1.05       $ .54


BALANCE SHEET DATA:
  Working capital            $ 21,811    $ 24,221    $ 23,150    $ 20,460    $ 12,072

  Total assets                 64,929      67,267      63,017      52,269      35,247

  Long-term debt                  ---         ---         ---         ---         ---

  Stockholders' equity       $ 52,557    $ 54,860    $ 48,060    $ 39,699    $ 24,927

----------------------
  (a) Net income available for common stock for the year ended June 30, 1994 included the cumulative effect of a change in accounting for income taxes of $4,149.

  (b) Net income available for common stock for the year ended June 30, 1992 included the unfavorable cumulative effect on prior years of a change in the method of accounting for income taxes of $122.

  (c) Net income available for common stock for the year ended June 30, 1991 included an extraordinary item - reduction of income taxes due to carryforward of prior year operating losses of $3,356.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF	RESULTS OF OPERATIONS
        AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 1995 COMPARED WITH THE YEAR ENDED JUNE 30, 1994

Net sales for the current year ended June 30, 1995 were $61,146,000 compared with $70,005,000 for the prior year ended June 30, 1994. The decrease reflects lower sales of certain mature products including nifedipine, primarily due to declines in selling prices and to a lesser degree volume reductions of some products as a result of competitive pressures, partially offset by increased sales of several new products. The nifedipine products accounted for 12% of net sales for the current year compared with 13% for the prior year.

Gross profit for the current year was $14,671,000 compared with $22,834,000 for the prior year, a decline of $8,163,000 (36%). The gross profit as a percent of net sales for the year ended June 30, 1995 was 24% compared with 33% for the prior year ended June 30, 1994. The decline was attributable primarily to lower sales due to increased competition and to a lesser extent to higher raw material costs.

The selling, general and administrative expense for the year ended June 30, 1995 was $9,817,000 compared with $9,409,000 for the prior year ended June 30, 1994, an increase of $408,000 (4%). The expense as a percent of net
sales was 16% compared with 13% for the prior year.   The increase of
$408,000 is primarily due to higher personnel expenses.

The research and development expense for the current year remained relatively constant at $6,741,000 compared with the prior year expense of $6,797,000. The expense as a percent of net sales for the year ended June 30, 1995 was 11% compared with 10% for the prior year ended June 30, 1994. The steady level of expense reflects the continuing commitment to new product development.

Other expense of $63,000 for the current year ended June 30, 1995 included interest expense of $105,000 partially offset by interest income of $42,000. The corresponding prior year other income of $273,000 included interest income of $102,000 and income of $200,000 from the sale of the Company's Poroplastic Registered Trademark technology to Faulding, partially offset by interest expense of $29,000. The interest income decline was primarily due to the reduction of cash available for investment. The interest expense for both years includes the revolving credit agreement fees.

The effective income tax (benefit) rate for the year ended June 30, 1995 was (57%) compared with 38% for the year ended June 30, 1994 before the cumulative effect of a change in accounting for income taxes. The current year tax rate includes a $325,000 benefit related to a reversal of prior years tax provisions resulting from a favorable resolution of completed income tax examinations.

Net loss for the current year before preferred stock dividends was $847,000 compared with net income for the prior year before preferred stock dividends of $4,298,000.


YEAR ENDED JUNE 30, 1994 COMPARED WITH THE YEAR ENDED JUNE 30, 1993

Net sales for the year ended June 30, 1994 were $70,005,000 compared with $70,508,000 for the prior year. The decrease reflects a decline in nifedipine selling prices, partially offset by increased sales of certain mature products and the introduction of three new products. The three new products were carbidopa and levodopa, alprazolam and naproxen. The nifedipine products accounted for 13% of net sales for the current year compared with 30% for the prior year.

Gross profit for the year ended June 30, 1994 was $22,834,000 compared with $29,277,000 for the prior year, a decline of $6,443,000 (22%). The gross profit as a percent of net sales for the year ended June 30, 1994 was 33% compared with 42% for the prior year ended June 30, 1993. The decline was primarily attributable to nifedipine price reductions resulting from increased competition.

The selling, general and administrative expense for the year ended June 30, 1994 of $9,409,000 declined from the prior year expense of $9,858,000 by $449,000 (5%). The expense as a percent of net sales for the year ended June 30, 1994 was 13% compared with 14% for the prior year ended June 30, 1993. The decrease is attributable to reductions in advertising, travel and entertainment expenses.

The research and development expense for the year ended June 30, 1994 was $6,797,000 compared with $5,944,000 for the prior year ended June 30, 1993. The expense as a percent of net sales was 10% compared with 8% for the prior year. The increase of $853,000 (14%) reflects the continuing commitment to new product development.

Other income of $273,000 for the year ended June 30, 1994, included interest income of $102,000 and income of $200,000 from the sale of the Company's Poroplastic Registered Trademark technology to Faulding, partially offset by interest expense of $29,000. The prior year's other income of $301,000 included interest income of $331,000 less interest expense of $30,000. The interest income decline was primarily due to the reduction of cash available for investment. The interest expense, for both years, included the revolving credit agreement fees.

The effective income tax rate for the year ended June 30, 1994, before the cumulative effect of a change in accounting for income taxes, was 38% compared with 34% in the prior year. The rate increase is attributable to the prior year having the benefit of approximately $936,000 for the utilization of net operating loss carryforwards in accordance with Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes" ("SFAS 96"). This was partially offset by a lower effective state tax rate in the current year due to a favorable mix of income by state. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), in current and subsequent years, the income tax expense provision will not include the benefit of recognizing available loss carryforwards to the extent they have already been recognized as a deferred tax asset. Instead, there will be a reduction in the deferred tax asset when such benefits are utilized to reduce taxes payable. (Refer to Note 14 of the Notes to Consolidated Financial Statements).

Net income, available for common stock for the year ended June 30, 1994 included the cumulative effect of a change in accounting for income taxes of $4,149,000 ($.33 per primary share and $.24 per share on a fully diluted basis) as a result of the adoption of SFAS 109. Net income before preferred stock dividends was $4,298,000 for the current year compared with $9,160,000 for the prior year.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had $1,156,000 in cash and cash equivalents at June 30, 1995, compared with $3,154,000 at June 30, 1994. The current year's decrease of $1,998,000 resulted primarily from cash used for investments in property, plant and equipment of $2,954,000 and $1,044,000 used for operating activities offset by $2,000,000 borrowed from a bank.

A comparison of the balance sheet accounts at June 30, 1995 to the June 30, 1994 balances shows the following to be noteworthy:

	Net accounts receivable decreased by $1,270,000 as a result of lower sales volumes and a $502,000 net increase in the reserves for doubtful accounts and sales allowances, as described in the following.

	Included in the reserves for doubtful accounts and sales allowances is the allowance for sales returns, allowances and discounts of $1,935,000 at June 30, 1995 compared with $1,365,000 at June 30,
	1994, an increase of $570,000. This increase is primarily due to increases of $416,000 in the provision for credits owed to direct source buying groups and $173,000 in the provision for returns/allowances. The increase in the provision for such allowances had an adverse effect on net sales and operations with no effect on cash flows.

	Inventory decreased by $1,358,000 principally due to lower sales volumes.

	Other current assets increased by $1,301,000 primarily due to the recording of a $1,129,000 federal income tax refund receivable as a result of the Company carrying back its current year's net operating loss.

	Net property, plant and equipment increased by $898,000 reflecting the investment in the modified-release manufacturing suite and additions to the manufacturing facilities.

	Accounts payable decreased by $2,207,000 due to both timing differences in the purchase of materials and the lower inventory level.

The accrued preferred dividend payable to Holdings was $520,095 for the three-month period ended June 30, 1995 and was subsequently paid on July 3, 1995.

The Company believes that its current cash resources, anticipated operating cash flows and funds available under a revolving credit and loan arrangement with a bank will be sufficient to fund its working capital needs for the foreseeable future. The loan agreement with the bank permitting the Company to borrow up to $10,000,000 as of June 30, 1994 was amended to a $15,000,000 borrowing facility in August 1994. As at June 30, 1995, the Company has committed to expansion of its granulation and oven capacity within the Elizabeth facility. Total costs are expected to be $1.8 million. Management regularly reviews its overall facility requirements for the business, taking into consideration future capacity, compliance and regulatory requirements necessary within this industry, including production and product development capabilities.

Funding for the above specific expansion and other expenditures approved by management or the Board as required is expected to be funded from either operating profits or further draw down from its borrowing facility. In addition, as part of the proposed acquisitions as previously stated, the Company expects to receive an additional $15 million in cash from Holdings via the issuance of the Series B Preferred Stock. It should be noted, however, that these funds have been principally designated for the expansion of the proposed acquired companies, but will be incorporated into the Company's day to day funding.


NEW ACCOUNTING PRONOUNCEMENT

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121 "Accounting For The Impairment Of Long-Lived Assets" ("SFAS 121") which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. To determine a loss, if any, to be recognized, the book value of the asset would be compared to the market value or expected future cash flow value. The Company is required to adopt SFAS 121 for the fiscal years beginning after December 15, 1995 (fiscal year ended June 30, 1997 for the Company), although earlier implementation is permitted. The Company is evaluating when it will adopt SFAS 121 and anticipates, based upon information currently available, that it will not have a material impact on its results of operations and financial position.

Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," was issued by the Financial Accounting Standards Board in February 1992. SFAS 109 is effective for years beginning after December 15, 1992. The Company adopted SFAS 109, effective July 1, 1993. This statement supersedes SFAS 96, "Accounting for Income Taxes." The cumulative effect of adopting SFAS 109 on the Company's financial statements, for the year ended June 30, 1994 was to increase income by $4,149,000 with a corresponding increase in the deferred tax asset. (Refer to Note 14 of the Notes to Consolidated Financial Statements).


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS                                                Page

Report of Independent Public Accountants
       	Deloitte & Touche LLP........................................18

Consolidated Balance Sheets
       	June 30, 1995 and 1994.......................................19

Consolidated Statements of Operations
       	Year ended June 30, 1995, 1994 and 1993......................20

Consolidated Statements of Stockholders' Equity
       	Year ended June 30, 1995, 1994 and 1993......................21

Consolidated Statements of Cash Flows
       	Year ended June 30, 1995, 1994 and 1993..................... 22

Notes to Consolidated Financial Statements...........................23


FINANCIAL STATEMENT SCHEDULE

Schedule II:  Valuation and Qualifying Accounts
       	Year ended June 30, 1995, 1994 and 1993......................43

               		    [ LETTERHEAD OF DELOITTE & TOUCHE ]



INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  and Shareholders of Purepac, Inc.:

We have audited the accompanying consolidated balance sheets of Purepac, Inc. and subsidiary as of June 30, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Purepac, Inc. and its subsidiary at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such a financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 14 to the financial statements, the Company changed its method of accounting for income taxes effective July 1, 1993, to conform with the Statement of Financial Accounting Standards No. 109.

/s/Deloitte & Touche LLP
Deloitte & Touche LLP
August 16, 1995


CONSOLIDATED BALANCE SHEETS

						                                               June 30,
				                                 --------------------------------------
					                                    1995                    1994
---------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------------
Current assets:

Cash and cash equivalents            $  1,156,109            $  3,153,844

Accounts receivable, trade
(less reserves for doubtful
accounts and sales allowances
of $ 2,054,000 and $1,552,000
at June 30, 1995, and 1994,
respectively)                           9,702,889              10,973,351

Inventory (Note 3)                     17,831,934              19,189,435

Due from affiliated companies
(Note 5)                                  172,689                     ---

Other current assets                    1,806,231                 504,766

Deferred income taxes (Note 14)         3,513,038               2,806,000
---------------------------------------------------------------------------
TOTAL CURRENT ASSETS                   34,182,890              36,627,396
---------------------------------------------------------------------------
Property, plant and equipment,
net (Note 4)                           26,603,069              25,705,262

Other assets (Note 5)                   3,229,140               3,241,644

Deferred income taxes (Note 14)           914,346               1,693,000
---------------------------------------------------------------------------
TOTAL ASSETS                         $ 64,929,445            $ 67,267,302
===========================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------
Current liabilities:

Accounts payable                      $ 4,843,679             $ 7,051,025

Due to affiliated companies
  (Note 5)                                    ---                 119,593

Loan payable to bank (Note 7)           2,000,000                     ---

Accrued expenses (Note 6)               5,008,267               4,411,866

Accrued income taxes (Note 14)                ---                 304,241

Accrued preferred dividends (Note 11)     520,095                 520,095
---------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES              12,372,041              12,406,820
---------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 12)       ---                     ---
---------------------------------------------------------------------------
"Stockholders' equity  (Notes 8, 9, 10 and 11):

Class A convertible preferred stock;
par value $.01, authorized 1,834,188
shares; issued and outstanding 834,188
(liquidation value $24,995,171)             8,342                   8,342

Common stock; par value $.01,
authorized 25,000,000 shares;
issued and outstanding 12,581,223
and 12,510,098 at June 30, 1995
and 1994, respectively                    125,812                 125,101

Capital in excess of par value         24,804,252              26,261,185

Retained earnings                      27,618,998              28,465,854
---------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY             52,557,404              54,860,482
---------------------------------------------------------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                 $ 64,929,445            $ 67,267,302
===========================================================================


The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS




							                                                        Year Ended June 30,
					                                           ------------------------------------------------
					                                              1995             1994              1993
                                                ------------------------------------------------
NET SALES                                      $ 61,146,088     $ 70,004,673      $ 70,507,655

Cost of sales                                    46,475,507       47,170,793        41,230,869
-----------------------------------------------------------------------------------------------
Gross profit                                     14,670,581       22,833,880        29,276,786
-----------------------------------------------------------------------------------------------
Expenses:

  Selling, general and administrative             9,817,278        9,409,492         9,858,130

  Research and development                        6,741,066        6,796,967         5,943,651
-----------------------------------------------------------------------------------------------
Total expenses                                   16,558,344       16,206,459        15,801,781
-----------------------------------------------------------------------------------------------
Income (loss) from operations                    (1,887,763)       6,627,421        13,475,005
-----------------------------------------------------------------------------------------------
Other income (expense), net                         (63,093)         272,695           301,043
-----------------------------------------------------------------------------------------------
Income (loss) before income taxes                (1,950,856)       6,900,116        13,776,048

Provision (benefit) for income taxes
(Note 14)                                        (1,104,000)       2,602,000         4,616,000
-----------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE PREFERRED
STOCK DIVIDENDS                                    (846,856)       4,298,116         9,160,048

Preferred stock dividends                         2,080,380        2,080,380         2,080,380
-----------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING FOR INCOME TAXES            (2,927,236)       2,217,736         7,079,668

Cumulative effect of a change in accounting
for income taxes (Note 14)                              ---        4,149,000               ---
-----------------------------------------------------------------------------------------------
NET INCOME (LOSS), AVAILABLE FOR COMMON
STOCK                                          $ (2,927,236)     $ 6,366,736       $ 7,079,668
===============================================================================================
PRIMARY EARNINGS PER COMMON SHARE (NOTE 2)

Income (loss) before cumulative effect of
a change in accounting for income taxes        $       (.23)     $       .18       $       .57

Cumulative effect of a change in accounting
for income taxes (Note 14)                              ---              .33               ---
-----------------------------------------------------------------------------------------------
Net income (loss)                              $       (.23)     $       .51       $       .57
===============================================================================================
Weighted average number of
common shares outstanding                        12,538,537       12,468,184        12,417,536
-----------------------------------------------------------------------------------------------
EARNINGS PER SHARE ASSUMING FULL DILUTION (NOTE 2):

Income before cumulative effect of
a change in accounting for income taxes                          $       .24       $       .52

Cumulative effect of a change
in accounting for income taxes (Note 14)                                 .24               ---
-----------------------------------------------------------------------------------------------
Net income                                                       $       .48       $       .52
===============================================================================================
Weighted average number of fully diluted shares                   17,558,610        17,520,852
-----------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




					                                      Common Stock          Class A Preferred       Capital in      Retained
					                                       (Note 10)             Stock (Note 11)        Excess of       Earnings
				                                   Shares       Amount       Shares     Amount       Par Value       (Deficit)      Total
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1992              12,400,848   $ 124,008      834,188   $ 8,342     $ 28,708,065   $ 10,858,690   $ 39,699,105
---------------------------------------------------------------------------------------------------------------------------------
Exercise of stock options
(Note 8)                                27,000         270          ---       ---           48,668            ---         48,938

Class A preferred stock dividend
(Note 11)                                  ---         ---          ---       ---       (2,080,380)           ---     (2,080,380)

Stock grant amortization                   ---         ---          ---       ---          360,546            ---        360,546

Reduction of income tax liability
from exercise of warrants (Note 10)        ---         ---          ---       ---          872,185            ---        872,185

Net income                                 ---         ---          ---       ---              ---      9,160,048      9,160,048
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1993              12,427,848     124,278      834,188     8,342       27,909,084     20,018,738     48,060,442
---------------------------------------------------------------------------------------------------------------------------------
Common stock issued pursuant
to stock grant plan (Note 9)            82,250         823          ---       ---             (823)           ---            ---

Class A preferred stock dividend
(Note 11)                                  ---         ---          ---       ---       (2,080,380)           ---     (2,080,380)

Stock grant amortization                   ---         ---          ---       ---          371,126            ---        371,126

Reduction of income tax liability
from exercise of stock options
(Note 8)                                   ---         ---          ---       ---           62,178            ---         62,178

Net income                                 ---         ---          ---       ---              ---      8,447,116      8,447,116
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1994              12,510,098      125,101     834,188     8,342       26,261,185     28,465,854     54,860,482
---------------------------------------------------------------------------------------------------------------------------------
Common stock issued pursuant
to stock grant plan (Note 9)            71,125          711         ---       ---             (711)           ---            ---

Class A preferred stock dividend
(Note 11)                                                                                              (2,080,380)    (2,080,380)

Stock grant amortization                   ---          ---         ---       ---          366,304            ---        366,304

Reduction of income tax liability
from issuance of stock pursuant
to stock grant plan (Note 9)               ---          ---         ---       ---          257,854            ---        257,854

Net income (loss)                          ---          ---         ---       ---              ---       (846,856)      (846,856)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1995              12,581,223    $ 125,812     834,188   $ 8,342     $ 24,804,252   $ 27,618,998   $ 52,557,404
=================================================================================================================================



The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS




								                                                          Year Ended June 30,
						                                                -------------------------------------------
							                                                   1995           1994          1993
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss), Available for Common Stock        $ (2,927,236)    $ 6,366,736   $ 7,079,668

Adjustments To Reconcile Net Income (loss)
To Net Cash Provided By (Used For)

  OPERATING ACTIVITIES:

  Depreciation and amortization                         2,068,534       1,864,240     1,574,657

  Compensation expense - stock grants                     366,304         371,126       360,546

  Provision for deferred taxes (including
  cumulative effect of accounting change)                     ---      (2,834,000)          ---

  Deferred income tax, asset                               71,616             ---       951,000

  INCREASE (DECREASE) IN CASH FROM:

  Accounts receivable, trade                            1,270,462        (667,572)   (4,052,069)

  Inventory                                             1,357,501      (4,272,320)   (2,427,164)

  Other current assets                                   (172,465)       (231,541)       67,712

  Other assets                                                ---             ---       183,484

  Accounts payable                                     (2,207,346)        107,575     3,781,413

  Accrued expenses                                        596,401      (1,062,799)     (698,839)

  Accrued income taxes                                 (1,175,387)     (1,065,560)     (257,000)

  Due to/from affiliates                                 (292,282)       (314,075)      446,245
------------------------------------------------------------------------------------------------
TOTAL ADJUSTMENTS                                       1,883,338      (8,104,926)      (70,015)
------------------------------------------------------------------------------------------------
Net Cash Provided By (Used For)
 Operating Activities                                  (1,043,898)     (1,738,190)    7,009,653
------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant
and equipment                                          (2,953,837)     (5,747,689)   (7,429,619)
-------------------------------------------------------------------------------------------------
Net Cash Provided By (Used For)
Investing Activities                                   (2,953,837)     (5,747,689)   (7,429,619)
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock                        ---             ---        48,938

Borrowings from bank                                    2,000,000             ---           ---
-------------------------------------------------------------------------------------------------
Net Cash Provided By (Used For)
Financing Activities                                    2,000,000             ---        48,938
-------------------------------------------------------------------------------------------------
Increase (Decrease) In Cash
and Cash Equivalents                                 $ (1,997,735)   $ (7,485,879)   $ (371,028)
=================================================================================================
Cash and cash equivalents,
beginning of year                                       3,153,844      10,639,723    11,010,751
-------------------------------------------------------------------------------------------------
Cash and Cash Equivalents,
End of Year                                          $  1,156,109    $  3,153,844  $ 10,639,723
=================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                           $     77,299    $     29,253  $     25,768

  Income taxes                                       $     89,289    $  2,355,000  $  3,922,000
------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BUSINESS

At June 30, 1995, 1994 and 1993, 54%, 55% and 55%, respectively, of the outstanding common stock of Purepac, Inc. (the "Company") was owned by Faulding Holdings Inc. ("Holdings"), a wholly-owned subsidiary of F. H. Faulding & Co. Limited ("Faulding"), a major Australian pharmaceutical company.

On November 2, 1992, the Company changed its name from Moleculon, Inc. to Purepac, Inc.


2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Purepac Pharmaceutical Co. ("Purepac"). All intercompany accounts and transactions have been eliminated.


REVENUE RECOGNITION

Sales revenue is recognized upon shipment of the Company's products.


CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash, certificates of deposit and commercial paper having original maturities of three months or less.


INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or market.


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost. Depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

	Building and improvements                         30 years
	Machinery and equipment                         4-10 years
	Furniture and fixtures                          7-10 years
	Leasehold improvements             Remaining term of lease

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


TRADEMARKS

Trademarks, included in other assets, are amortized over 40 years using the straight-line method, consist of the following:

					                                   June 30         June 30
					                                    1995             1994
					                                   -------         -------
Cost                                  $ 500,000       $ 500,000
Accumulated amortization                195,000         183,000
Net book value                        $ 305,000       $ 317,000



RESEARCH AND DEVELOPMENT COSTS

Research and development costs, including charges for such services provided by Faulding, are charged to operations as incurred and represent the Company's independent research and development efforts.


RECLASSIFICATIONS

Certain amounts in the 1994 and 1993 statements of operations and statements of cash flows have been reclassified to conform with the 1995 presentation.


EARNINGS PER COMMON SHARE

Primary earnings per common share is calculated by (i) dividing income before cumulative effect of a change in accounting for income taxes less preferred dividends by the weighted average number of common shares outstanding during the year and (ii) by dividing the cumulative effect of a change in accounting for income taxes, if any, by such average number of common shares. Common stock equivalents are excluded as the effect is either not material or anti-dilutive. Earnings per share, assuming full dilution (principally from convertible preferred shares), is also presented for the years ended June 30, 1994 and 1993 and is based on the assumption that all contingently issuable shares were outstanding from the beginning of the year to the extent dilution results. For the current year ended June 30, 1995, fully diluted earnings per share is not presented as the effect would be anti-dilutive.


SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended June 30, 1995, the Company recognized a tax benefit when the Company issued 82,250 shares of common stock to employees pursuant to the Company's 1991 Restricted Stock Incentive Plan. This transaction provided the Company a tax benefit equal to the fair market value of the stock on the date of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


issuance.   For financial reporting purposes, the tax benefit was recorded as a reduction of the deferred tax asset to the extent previously provided and the remainder of the benefit was recorded as additional capital in excess of par value. It is not reflected in the current tax provision.

During the year ended June 30, 1994, the Company recognized a tax benefit when a holder of nonstatutory stock options purchased 14,000 shares of common stock at $1.81 per share. This transaction provided the Company a tax benefit to the extent that the fair market value of the stock issued on the exercise date exceeded the option price. For financial reporting purposes, this benefit was recorded as additional capital in excess of par value and is not reflected in the current tax provision.

During the year ended June 30, 1993, the Company recognized a tax benefit when a holder of warrants purchased 300,000 shares of common stock at an average price of $5.17 per share. This transaction provided the Company a tax benefit to the extent that the fair market value of the stock issued on the exercise date exceeded the warrant price. For financial reporting purposes, this benefit was recorded as additional capital in excess of par value and is not reflected in the current tax provision.

3. INVENTORY

				                              June 30,                June 30,
				                                1995                    1994
			                            ------------            ------------
Raw materials                  $  4,813,344            $  7,734,277
Work-in-process                   5,327,342               3,676,862
Finished goods                    7,691,248               7,778,296
			                            ------------            ------------
   TOTAL                       $ 17,831,934            $ 19,189,435
			                            ============            ============


4. PROPERTY, PLANT AND EQUIPMENT

				                              June 30,                June 30,
				                                1995                    1994
                     			       ------------            ------------
Land                           $  2,198,968            $  2,198,968
Buildings and improvements       13,020,845              12,592,250
Machinery and equipment          13,995,485              13,304,732
Construction in progress          6,157,784               4,342,695
			                            ------------            ------------
   Total cost                    35,373,082              32,438,645
Less accumulated depreciation
and amortization                 (8,770,013)             (6,733,383)
			                            ------------            ------------
Net book value                 $ 26,603,069            $ 25,705,262
			                            ============            ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. RELATED-PARTY TRANSACTIONS

During the years ended June 30, 1995, 1994, and 1993 the Company paid Faulding $734,000, $2,536,000, and $2,006,000, respectively, for merchandise purchases (pursuant to agreements to market erythromycin and doxycycline, both described herein), $918,000, $1,007,000, and $458,000, respectively, for research and development services and paid Faulding Services Inc. (Formerly Faulding Inc.) $225,000, $127,000, and $100,000, respectively, for business development services (pursuant to an agreement with Faulding Services Inc., described herein). Faulding Services Inc. is a 100% owned subsidiary of Holdings.

Additionally, during the years ended June 30, 1995 and 1994, the Company was reimbursed $1,919,000 and $486,000, respectively, by Faulding for materials and services related to research and development projects and $200,000 during the year ended June 30, 1994 for the sale to Faulding of the Company's Poroplastic Registered Trademark technology.

During the year ended June 30, 1994, the Company paid Faulding Services Inc. $623,000 for engineering and consulting services related to the construction of a manufacturing suite to accommodate the modified-release technology.

During the year ended June 30, 1993, the Company paid Faulding $194,000 for engineering and consulting services related to the construction of the manufacturing suite and a $250,000 transfer fee, both to accommodate the modified-release technology.

Included in other assets at June 30, 1995 and 1994 is $2,903,000 paid by the Company to Faulding in June 1992 to acquire the proprietary technology, including the scientific information and expertise, processes and procedures, for the manufacture and sale of the generic version of certain modified-release pharmaceutical products. The acquired technology is restricted to use, on an exclusive basis, in the United States of America and its territories.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Amounts due from (due to) affiliated companies are payable on demand and were as follows as of:

                       		June 30, 1995           June 30, 1994
				                     -------------           -------------
	Faulding                $     200,007           $    (123,455)
	Holdings                        9,677                   3,000
	Faulding Services Inc.        (36,995                     862
				                     -------------           -------------
				                     $     172,689           $    (119,593)
				                     =============           =============


Purepac entered into an agreement with Faulding as of December 5, 1992, pursuant to which Purepac agreed to provide services to Faulding for the tableting of pellets and micropellets on a time and materials basis. During the year ended June 30, 1995, no related services were provided by Purepac to Faulding.

In addition, Purepac and Faulding entered into a three-year agreement, also dated as of December 5, 1992, which is automatically renewable for successive two-year periods, pursuant to which Faulding granted Purepac a non-exclusive license to import, distribute and market an erythromycin product in the United States and the Latin American Countries, subject to certain minimum purchase requirements.

On January 1, 1993, Purepac and Faulding Services Inc. entered into a consulting agreement, which terminates on December 31, 1995, pursuant to which Purepac retained Faulding Services Inc. to serve as a business development consultant and advisor on a non-exclusive basis.

On August 1, 1993, Purepac entered into a ten-year agreement with Faulding Services Inc. to manufacture a specific product utilizing Faulding Services Inc. technology, processes and manufacturing methods. Faulding Services Inc., at its sole cost, shall seek all necessary approvals and/or registrations from the appropriate regulatory authority to enable the sale of the product and, upon such approval, Purepac's obligation to provide manufacturing services will commence. The parties amended this agreement in December 1994 to resolve certain inconsistencies between this agreement and an agreement with an unrelated third party, to distribute the product manufactured by Purepac. On June 27, 1995 the Company and Faulding Services Inc. entered into a Services Agreement pursuant to which Purepac agreed to provide certain services on Faulding Services Inc.'s behalf that Faulding Services Inc. had agreed to provide under the agreement with the third party.

On March 15, 1995 Purepac and Faulding entered into a three-year non-exclusive license agreement for Purepac to import and distribute doxycycline, a delayed-release product, in the United States in exchange for certain payments to Faulding for its supply of the product to Purepac.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Purepac and Faulding entered into two agreements as of June 26, 1995. One is a licensing agreement pursuant to which Faulding granted to Purepac an exclusive ten-year license to utilize certain technology to complete the development of a modified-release product and manufacture and sell the product in the United States. Relating to the product development, Purepac paid to Faulding most of the technology licensing fees prior to June 30, 1994 (expensed as research and development costs) with a projection of approximately $600,000 still to be paid as incurred . In addition, Purepac will be obligated to pay royalties related to net sales of the product.

The second agreement dated as of June 26, 1995 is a ten-year Co-development, Supply and Licensing Agreement whereby Faulding will develop and deliver a certain component pellet of a modified-release product for Purepac's use in developing, manufacturing and distributing such product in the United States. Faulding will supply Purepac with pellets at a price set forth in the agreement. If the parties later concur that Purepac will manufacture the pellets, Faulding will grant Purepac an exclusive license to the pellet technology for the remainder of the term of the agreement in consideration of a technology transfer fee of $250,000 and ongoing royalty payments.

As of June 26, 1995, Purepac entered into a one-year Services Agreement with Faulding Pharmaceutical Co., a wholly owned subsidiary of Holdings, for Purepac to provide certain customer support, warehousing, accounting and quality assurance services.

The Company believes that the terms of the foregoing agreements are at least as favorable as those it could have obtained in comparable nonaffiliated third party transactions.

6. ACCRUED EXPENSES

				                                June 30,                June 30,
				                                  1995                    1994
				                            -------------           -------------
Advertising and
promotion programs              $   1,320,489           $   1,164,038
Medicaid rebate                       519,947                 654,639
Professional fees                     825,205                 644,279
Compensation and
payroll taxes                       1,299,511               1,024,798
All other                           1,043,115                 924,112
				                            -------------           -------------
Total                           $   5,008,267           $   4,411,866
                            				=============           =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. LONG-TERM DEBT

On May 24, 1990, the Company entered into an uncollateralized financing agreement with a commercial bank, which agreement was amended on May 24,
1992.   The agreement  permits the Company to borrow up to $10,000,000, of which a maximum of $5,000,000 may be borrowed under a term loan facility. Borrowings under the term loan facility mature five years from the date of the borrowing. The difference between the total financing agreement of $10,000,000 and any borrowings under the term loan facility may be utilized as revolving debt. The Company is required to meet certain financial covenants, including a minimum debt-to-equity ratio and a minimum aggregate net asset amount.

In August 1994, the aforementioned agreement was further amended to permit the Company to borrow up to $15,000,000.

At June 30, 1995, the Company had an outstanding loan from the bank of $2,000,000 at an interest rate of 6.64% per annum. Due to the short-term nature of this debt and related interest rates, the Company believes that the recorded amount is a reasonable estimate of fair value for the outstanding loan. At June 30, 1995, there were no outstanding letters of credit.

At June 30, 1994, the Company had no outstanding borrowings from the bank and had an outstanding standby letter of credit of $250,000 for an alcohol drawback bond.


8. STOCK OPTIONS

1994 STOCK OPTION PLAN

On October 18, 1994, the shareholders approved the 1994 Stock Option Plan (the "1994 Plan") which provides for issuance of up to 1,000,000 options to acquire shares of the Company's authorized common stock. The options are intended to qualify as Incentive Stock Options (statutory options) as defined by the Internal Revenue Code or as Nonstatutory Stock Options.

Under the 1994 Plan, the Incentive Stock Options may be granted to key employees of the Company or a subsidiary of the Company and the Nonstatutory Stock Options may be granted to any key employee, officer, non-employee director or consultant to the Company or a subsidiary of the Company, with the exception that Nonstatutory Stock Options may not be granted to a holder of more than 10% of the total voting power of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The exercise price of all Incentive Stock Options must be at least equal to the fair market value of such shares on the date of grant. The exercise price of all Nonstatutory Stock Options granted under the 1994 Plan shall be determined by the Board of Directors of the Company at the time of grant. No option granted shall be exercisable after the expiration of ten (10) years from the date of grant.

During the year ended June 30, 1995, the Company awarded two employees 33,000 Incentive Stock Options exercisable at $9.25 per share. In July 1995, 4,600 of those options were exercisable.

On July 17, 1995 the Company granted Richard Moldin, the Chief Executive Officer and President of the Company, options to purchase 150,000 shares, of which 49,382 were Incentive Stock Options and 100,618 were Nonstatutory Stock Options, all at $10.125 per share. None of the options are currently exercisable.

INCENTIVE STOCK OPTIONS, TERMINATED YEAR ENDED JUNE 30, 1993

The Company had a Stock Option Plan which was terminated in accordance with its own provisions on September 1, 1992. Under this plan, incentive stock options were granted to key employees of the Company at not less than fair market value as determined by the Board of Directors on the date of the grant. Nonstatutory options were granted at not less than 50% of the fair market value, as determined by the Board of Directors on the date of grant.

During the year ended June 30, 1993, an employee exercised options to purchase 7,000 shares of common stock. This was the last remaining exercisable incentive stock option. The net proceeds from the 7,000 share transaction amounted to $12,688.

Information on incentive stock option activity under the Stock Option Plan is as follows:
					                                     Number of      Exercise Price
					                                      Shares           Per Share
					                                    ---------       --------------
Outstanding at June 30, 1991               10,000             $1.81
					                                    ---------
Exercised                                  (3,000)             1.81
					                                    ---------
Outstanding at June 30, 1992                7,000              1.81
					                                    ---------
Exercised                                  (7,000)             1.81
					                                    ---------
Outstanding at June 30, 1993, Final            -0-
                                  					  =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NON-QUALIFIED STOCK OPTIONS, TERMINATED YEAR ENDED JUNE 30, 1993

On January 19, 1988, the Board of Directors granted five-year non-qualified stock options to a then director to purchase 30,000 shares of common stock at the fair market value of $1.8125 per share. These options were exercisable at the rate of 25% per year commencing one year from the date of grant and expiring five years from the date of grant. During the year ended June 30, 1992, the former director exercised options to purchase 10,000 shares of common stock. During the year ended June 30, 1993, the former director exercised the balance of his options and purchased 20,000 shares of common stock. This was the last remaining exercisable non-qualified stock option. The net proceeds from the 20,000 shares amounted to $36,250.

9. RESTRICTED STOCK INCENTIVE PLAN

The shareholders approved the Company's 1991 Restricted Stock Incentive Plan (the "Plan") for key employees of the Company. The Board of Directors have allotted 465,000 shares for the stock grant plan.

On November 25, 1991, the Company awarded grants aggregating 275,000 shares of the Company's common stock to 15 employees. Such grants were valued at $8.125 per share, being the market value thereof on the date of grant.
During the year ended June 30, 1993, due to two resignations, grants totaling 20,000 shares were terminated. During the year ended June 30, 1994, due to one resignation, grants totaling 20,000 shares were terminated. During the year ended June 30, 1995, due to two resignations, grants totaling 10,500 shares were terminated.

On March 5, 1993, the Company awarded grants aggregating 50,000 shares of the Company's common stock to six employees. Such grants were valued at $13.8125 per share, being the market value thereof on the date of grant. During the year ended June 30, 1994, due to one resignation, grants totaling 7,500 shares were terminated.

During the year ended June 30, 1995, the Company issued 71,125 shares of common stock to employees pursuant to the Plan. As a result of the issuance of these shares, the Company will have an income tax deduction of $759,063 in the year ending June 30, 1996. The deduction will result in a reduction in taxes payable of approximately $288,000. In the same year, for financial reporting purposes, the tax benefit will be recorded as a reduction of the deferred tax asset to the extent previously provided and the remainder of the benefit will be recorded as additional capital in excess of par value. It will not be reflected in the reported earnings or the earnings per share calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the year ended June 30, 1994, the Company issued 82,250 shares of common stock to employees pursuant to the Plan. As a result of the issuance of these shares, the Company had an income tax deduction of $1,346,844 in the year ended June 30, 1995. The deduction resulted in a reduction in taxes payable of approximately $512,000. In that year, for financial reporting purposes, the tax benefit was recorded as a reduction of the deferred tax asset to the extent previously provided and the remainder of the benefit was recorded as additional capital in excess of par value. It was not reflected in the reported earnings or the earnings per share calculations.

Information on the Restricted Stock Incentive Plan activity is as follows:


                               			 Number of Grants Awarded, by Date
				                             -------------------------------------
				                             November 25, 1991       March 5, 1993
			                              -----------------       -------------
Outstanding at June 30, 1992          275,000
				                                  -------
   Terminated                         (20,000)

   Grants awarded                         ---              50,000
				                                  -------              ------
Outstanding at June 30, 1993          255,000              50,000
				                                  -------              ------
   Terminated                         (20,000)             (7,500)

   Shares Issued                      (82,250)                ---
				                                  --------              ------
Outstanding at June 30, 1994          152,750              42,500
				                                  --------             ------
   Terminated                         (10,500)                ---

   Shares Issued                      (56,250)            (14,875)
                            				      --------             ------
Outstanding at June 30, 1995           86,000              27,625
                            				      ========            ========



10. COMMON STOCK AND WARRANTS

On February 1, 1987, the Company granted to Allen & Company Incorporated five-year warrants to purchase an aggregate of 400,000 shares of common stock of which 200,000 were exercisable at $4.00 per share (Series A Warrants) and 200,000 at $10.00 per share (Series B Warrants). Pursuant to a written agreement entered into in January 1992, the Series B Warrants originally issued to purchase 200,000 shares at $10.00 per share were amended to purchase 100,000 shares at $7.50 per share. In addition, the amendment extended the expiration date of exercise of both series of warrants from February 1, 1992 to a period of 90 days commencing on the effective date of the related Form S-3 Registration Statement. The Form S-3 and related prospectus became effective on April 24, 1992 and, during the year ended June 30, 1992, the warrants were exercised to purchase 300,000 shares of common stock. The gross proceeds from this transaction amounted to $1,550,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



During the year ended June 30, 1993, the Company issued in aggregate 27,000 shares of common stock upon exercises of both incentive stock options and non-qualified stock options discussed in Note 8. The net proceeds from these transactions amounted to $48,938.

During the year ended June 30, 1994, the Company issued in aggregate 82,250 shares of common stock to employees, pursuant to the Company's 1991 Restricted Stock Incentive Plan discussed in Note 9. The Company received no proceeds from this transaction.

During the year ended June 30, 1995, the Company issued in aggregate 71,125 shares of common stock to employees, pursuant to the Company's 1991 Restricted Stock Incentive Plan discussed in Note 9. The Company received no proceeds from this transaction.


11. PREFERRED STOCK

The authorized but unissued preferred stock may be issued from time to time, in one or more series, by the Board of Directors.

In 1987, the Company issued and sold to Holdings 834,188 shares of the Class A preferred stock at $29.34 per share, or $23,133,223, net of expenses of $1,341,853. These shares provide for a cumulative dividend of 8.5% per annum, which dividend accrues until such time as the Company shall have profits, surpluses or other funds legally available for payment of dividends. Dividends accrue on each share of Class A preferred stock on a daily basis at 8.5% per annum of liquidation value and are payable quarterly on the first days of January, April, July and October, beginning in January 1988. If any accrued dividends, for any reason, are not paid on these days, then such dividend shall be considered in arrears and, until paid, shall continue to be accrued on the liquidation value (purchase price less dividends paid) plus dividends in arrears.

During the years ended June 30, 1995, 1994 and 1993, all current year preferred dividends totaling $2,080,380, each year were paid. The quarterly dividend of $520,095 was declared and accrued at June 30, 1995 and subsequently paid on July 3, 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Each share of Class A preferred stock may be converted, at the election of the holder, into six shares of common stock. At June 30, 1995, 5,005,128 shares of common stock were reserved for issuance under the terms of the Class A preferred stock.

In the event of any liquidation, dissolution or winding up of the Company, the holders of Class A preferred stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, amounts in cash equal to the sum of $29.34 per share plus all accrued and unpaid dividends.

On or after December 1, 1997, the Company may, at its election, redeem any or all shares of Class A preferred stock. For each share of Class A preferred stock redeemed, the Company shall be obligated to pay a redemption price of $29.34 per share plus any accrued and unpaid dividends.


12. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases certain of its equipment and property under operating leases which provide for monthly lease payments and, in certain instances, provide options to purchase the property at fair market value. For the years ended June 30, 1995, 1994 and 1993, total rental expense for operating leases amounted to $427,000, $315,000 and $341,000, respectively. The following is a schedule of future minimum rental payments under such operating leases:

			  Fiscal Year Ending June 30,
			  ---------------------------
			     1996       $ 362,000
			     1997         297,000
			     1998         209,000
			     1999          34,000
			     2000               0


In prior years, the Company had a contingent liability associated with a property lease it had previously occupied in Cambridge, Massachusetts. During the year ended June 30, 1995, this property was purchased by the tenant, thereby extinguishing that contingent liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


LITIGATION

Purepac, Inc. announced on January 4, 1995 that it had been named as a defendant in a lawsuit filed in the United States District Court for the District of New Jersey entitled Dechter vs. Purepac, Inc., Robert H. Bur and Russell J. Reardon,(94 Civ. 6195). The complaint, which purported to be a class action on behalf of purchasers of Purepac, Inc. common stock, challenged the timeliness of the Company's prior public disclosure concerning compliance by its wholly-owned subsidiary, Purepac Pharmaceutical Co., with current good manufacturing practices and the receipt by that subsidiary of a warning letter from the U.S. Food and Drug Administration ("FDA"). The lawsuit asserted, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 and certain common law claims.

The Company believed the allegations in the complaint to be entirely without merit, and filed a motion to dismiss the complaint in March 1995. A hearing before the court was held on the Company's motion to dismiss on Monday, September 11, 1995. At that hearing, the court granted the Company's motion, and dismissed the complaint in its entirety, finding that the complaint failed to allege any actual violation of the U.S. securities laws on the part of Purepac, Inc. or its senior executives.

The court's dismissal of the complaint technically ends the case. Pursuant to the court's decision, the plaintiffs have the opportunity to consider filing a motion with the court for permission to submit a proposed amended complaint to address the deficiencies that led to the court's dismissal of the current action. If this occurs, the Company will have the opportunity to oppose such a motion, and intends to do so vigorously.

On or about June 9, 1995, an action was commenced against the Company in the United States District Court for the District of Delaware entitled Merck & Co., Inc. v. Purepac Pharmaceutical Co. (Case No. 95-495). The complaint alleges that the Company's recent submission of an Abbreviated New Drug Application ("ANDA") to the FDA for approval of a generic drug product developed by the Company which would be the Company's generic version of a branded drug manufactured by Merck constituted an act of infringement on certain patents owned by Merck with respect to such product as listed in the FDA's Orange Book of Approved Drug Products with Therapeutic Equivalence Evaluations (15th ed. 1995).

The complaint alleges that the Company has represented and certified to the FDA that its proposed generic product is "bioequivalent" to Merck's branded product, and that by virtue of this representation, Purepac would be able to rely on Merck's safety and efficacy data for such product rather than having to conduct its own safety and efficacy studies for submission to the FDA. The complaint further alleges that Purepac has informed Merck that its proposed generic drug product will not infringe on the listed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



patents owned by Merck with respect to Merck's product on the grounds that the Company's generic product does not contain all of the elements of the claims of the listed Merck patents with respect to Merck's products. In the complaint, Merck disputes the Company's assertion of non-infringement, and seeks, among other things, (a) a judgment that the Company's proposed generic product is covered by Merck's patent, (b) an order delaying any FDA approval of the Company's ANDA until the expiration of Merck's patents, (c) an order enjoining the Company from the commercial manufacture or sale of any product that infringes on Merck's patents with respect to Merck's product, and
(d) alternatively, an order requiring the Company to make further disclosure to the FDA regarding the bioequivalence of its proposed product. Further, the complaint also seeks money damages in an unspecified amount in the event that the Company manufactures, uses or sells any product found to infringe Merck's patents.


The Company is involved in litigation incidental to the conduct of its business, in addition to the above matters, and does not believe that the ultimate adverse resolutions of any, or all, thereof would have a material adverse effect on its financial position, results of operations or cash flows.


13. EMPLOYEE BENEFIT PLANS

In January 1990, the Company adopted a defined benefit pension plan (the "Plan"). The Plan covers employees who have one year or more of credited service and whose employment is not governed by a collective bargaining agreement. Net periodic pension cost is comprised of the components listed below, as determined using the projected unit credit actuarial cost method. The Company's funding policy is to make annual contributions to the Plan in such amounts necessary to fund benefits provided under the Plan on the basis of information furnished by the Company's actuary.

					                                           Year Ended June 30,
					                                    --------------------------------
Net Periodic Pension Cost                  1995        1994        1993
					                                    --------    --------    --------
Service cost for benefits earned
   during the period                     $298,412    $327,922    $234,223
Interest cost on projected
   benefit obligation                     151,444     118,241      82,294
Return on plan assets                     (87,570)    (63,115)    (34,228)
Amortization of prior service cost         18,423      26,737      26,737
Amortization of actuarial loss                561      33,037      11,918
                                   					 --------    --------    --------
      TOTAL                              $381,270    $442,822    $320,944
					                                    ========    ========    ========



						                                          June 30,         June 30,
                                   					      -----------      -----------
Funded Status and Obligations of the Plan         1995            1994
					                                         -----------      -----------
Actuarial present value of accumulated
    benefit obligations                       $ 1,080,476      $   965,302
Vested benefits included in above               $ 962,519      $   828,390
--------------------------------------------------------------------------
Projected benefit obligation                  $ 2,342,912      $ 2,265,250
Plan assets at fair value                      (1,446,850)      (1,056,776)
Unrecognized prior service cost                  (158,606)        (293,504)
Unrecognized net gain (loss)                     (198,720)        (610,429)
					                                         -----------      -----------
   ACCRUED PENSION OBLIGATION                 $   538,736      $   304,541
					                                         ===========      ===========



The discount rate used in determining the projected benefit obligations was 8% at June 30, 1995, an increase of 1.5% from June 30, 1994. The rate of increase in future compensation levels used in the determination was 5.5% and 4.5% for June 30, 1995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and 1994, respectively. The expected long-term rate of return on the Plan's assets used in determining pension cost was 8% for both years.

The Company also has a 401(K) savings and investment plan established January 1, 1990, which allows employees to defer up to 15% of their salary, with the Company matching 25% of employees' contributions not exceeding 5% of their salary. The plan was amended, effective January 1, 1991, to increase the Company match from 25% to 50% of the first 5% of employees' contribution and, effective July 1, 1991, to increase the Company matching contribution to 50% of each employee's contribution not exceeding 6% of an employee's salary.
The Company's contribution charged to operations for the years ended June 30, 1995, 1994 and 1993 was $222,000, $197,000 and $183,000, respectively.


14. INCOME TAXES

The Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"), effective July 1, 1993. This statement supersedes Statement of Financial Accounting Standard No. 96, "Accounting for Income Taxes" ("SFAS 96"). The cumulative effect of adopting SFAS 109 on the Company's financial statements for the year ended June 30, 1994, was to increase income by $4,149,000 ($.33 per primary common share and $.24 per share on a fully diluted basis) with a corresponding increase in the deferred tax asset.

Deferred income tax assets, both current and non-current, reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

In current and subsequent years, the income tax expense provision will not include the benefit of recognizing available loss carryforwards to the extent they have already been recognized as a deferred tax asset. Instead, there will be a reduction in the deferred tax asset when such benefits are utilized to reduce taxes payable.

The decrease in the current year's deferred tax assets resulted primarily from the recognition of tax deductible items in the current year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Net deferred tax assets consisted of the following as of:

					                                        June 30,          June 30,
					                                          1995              1994
                                   					  ------------       ------------
Current Deferred Tax Asset:
   Reserve for doubtful accounts          $    779,000       $    589,000
   Reserve for inventory obsolescence          509,000            623,000
   Sundry accruals                             557,000            656,000
   Stock grant amortization                        ---             97,000
   Federal operating loss carryforwards      1,021,000            533,000
   Federal tax credit carryforwards            707,000            404,000
   State operating loss carryforwards          198,000                ---
					                                     ------------       ------------
                                   					     3,771,000          2,902,000
					                                     ------------       ------------

Current Deferred Tax Liability:
   Stock grant amortization                    158,000                ---
   Prepaids                                     96,000             77,000
   Property, plant and equipment                 4,000             19,000
                                   					  ------------       ------------
					                                          258,000             96,000
					                                     ------------       ------------
NET CURRENT DEFERRED TAX ASSET            $  3,513,000       $  2,806,000
					                                     ============       ============

Non-Current Deferred Tax Asset:
   Stock grant amortization               $    392,000       $    252,000
   Federal operating loss carryforwards      3,416,000          3,904,000
   Federal tax credit carryforwards                ---            303,000
                                   					  ------------       ------------
					                                        3,808,000          4,459,000
					                                     ------------       ------------
Non-Current Deferred Tax Liability:
   Property, plant and equipment             2,609,000          2,591,000
   License amortization                        285,000            175,000
					                                     ------------       ------------
					                                        2,894,000          2,766,000
					                                     ------------       ------------
NET NON-CURRENT DEFERRED TAX ASSET        $    914,000       $  1,693,000
					                                     ============       ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The provision for income taxes was comprised of the following:

					                                  Year Ended June 30,
			                        --------------------------------------------
                           				 1995           1994            1993
Current                    ------------     -----------     -----------
  Federal                  $ (1,026,000)    $ 1,047,000     $ 2,580,000
  State                        (150,000)        366,000       1,085,000
			                        ------------     -----------     -----------
			                          (1,176,000)      1,413,000       3,665,000

Deferred
  Federal                        61,000       1,149,000         951,000
  State                          11,000          40,000             ---
                     			   ------------     -----------     -----------
TOTAL PROVISION (BENEFIT)  $ (1,104,000)    $ 2,602,000     $ 4,616,000
			                        ============     ===========     ===========


The current year's provision for income taxes includes a $325,000 benefit related to a reversal of prior years tax provisions resulting from completed income tax examinations.

The Company has net operating losses and tax credits available as carryforwards to reduce future federal income taxes. State tax losses are also available as carryforwards. At June 30, 1995, for federal tax purposes, the net operating loss and tax credit carryforwards amounted to $13,048,000 and $707,000, respectively; they expire through 2003. The future utilization of the net operating loss carryforwards by the Company is subject to limitation under provisions of the Internal Revenue Code. In addition, the Company will carryback its current year's federal net operating loss and recover approximately $1,000,000 of federal income tax.

A reconciliation of the statutory federal rate to the effective tax rate is as follows:

					                                        Year Ended June 30,
					                                     ---------------------------
					                                      1995       1994      1993
                                   					  ------     ------    ------
Statutory federal rate                      (34%)      34%       34%
State taxes net of federal benefit           (4)        4         6
Benefit of utilizing net operating
   loss carryforwards                       ---       ---        (7)
Reversal of prior year provisions           (17)      ---       ---
Other                                        (2)      ---         1
 					                                     ------    ------    ------
  EFFECTIVE TAX RATE                        (57%)      38%       34%
					                                      =======   ======    ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15. SEGMENT INFORMATION

The Company operates in one business segment, i.e., the manufacture and sale of generic pharmaceutical products. For the year ended June 30, 1995, three customers each accounted for approximately 13%, 11% and 10% of sales. Sales to the three customers were $7.8 million, $6.9 million and $6.3 million, respectively. For the year ended June 30, 1994, two customers each accounted for approximately 12% and 11% of sales. Sales to the two customers were $8.3 million and $8.1 million, respectively. For the fiscal year ended June 30, 1993, one customer with sales of $7.1 million accounted for 10% of sales.


16. SUBSEQUENT EVENTS

On August 10, 1995, the Company announced its intent to (a) execute a Stock Purchase Agreement with its majority stockholder, Holdings, providing for Holdings to exchange all of the capital stock of each of Faulding Puerto Rico, Inc., a Delaware corporation ("FPR"), Faulding Pharmaceutical Co., a Delaware corporation ("FPC"), and Faulding Medical Device Co., a Delaware corporation ("FMDC"), each a wholly-owned subsidiary of Holdings (collectively, the "Acquired Companies"), for 2,253,521 shares of the Company's Common Stock, subject to adjustment as a result of changes in the net asset value of the Acquired Companies from June 30, 1995 through the closing date ("Share Exchange"), and (b) execute a Preferred Stock Purchase Agreement providing for Holdings to purchase on the closing date of the Share Exchange for an aggregate purchase price of $15 million, 150,000 shares of a newly designated Class B Preferred Stock, which shall accrue dividends at the rate of 4.5% per annum, have a liquidation preference of $100 per share, plus the amount of any accrued but unpaid dividends, and shall be convertible after the first anniversary of issuance, at the ratio of 10.433 for one, into shares of Purepac Common Stock.

Faulding Puerto Rico, Inc. was organized to acquire a small volume parenteral product and oral liquid pharmaceutical product manufacturing facility located in Aguadilla, Puerto Rico (the "Facility") from the DuPont Merck Pharmaceutical Company and DuPont Merck Pharma. The Facility, which was acquired in April 1995, manufactures ampules, syringes and vials of 2 ml to 30 ml containing six generic pharmaceutical products in injectable form, Tridil Registered Trademark, Intropin Registered Trademark, Bretylol Registered Trademark, acetylcysteine, metoclopramide and amikacin.
In addition to acquiring the Facility, FPR acquired the intellectual property rights, including the United States trademarks for Tridil Registered Trademark and Intropin Registered Trademark, and the rights to market and sell the majority of such products in the United States. The Facility also acts as a contract manufacturer for two unrelated pharmaceutical companies.

Faulding Pharmaceutical Co., originally organized as Faulding Hospital Products, Inc., was recently established to perform the United States sales and marketing activities for the products produced by FPR at its Aguadilla facility and for certain of Faulding's

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


products manufactured at its Mulgrave, Victoria, Australia manufacturing facility, including certain of its anti-cancer products. The products currently marketed and sold by FPC are injectable pharmaceutical products, however, additional forms of products, including oral solids, may be sold by FPC in the future, particularly if such products are complementary with FPC's injectable product portfolio.

Faulding Medical Device Co., originally organized as DBL Inc., was established to design, develop, manufacture and market injectable related disposable devices and drug delivery system devices. The devices are designed to enhance either the speed, safety, or sterility of injectable drug delivery. While FMDC has developed and/or acquired the exclusive license in the United States to several of such products, to date none of such products is commercially available in the United States and only one of such products has received FDA marketing approval. However, additional drug-specific approvals are required from the FDA for this product before the medical device, pre-filled with a drug, can be sold.

The proposed transactions described above are subject to a number of conditions, including, without limitation, the approval of the Company's non-Holdings stockholders and other conditions to closing. It is currently anticipated that the closing will occur on or about December 31, 1995.

SCHEDULE II


VALUATION AND QUALIFYING ACCOUNTS


		                            		Balance at      Charged to                      Balance
For the Year Ended              Beginning       Costs and                       at End
June 30, 1995:                  of Year         Expenses       Deductions       of Year
------------------------------------------------------------------------------------------
Allowance for sales returns
  allowances and discounts     $ 1,365,047     $ 12,312,300    $ 11,741,952    $ 1,935,395
Allowance for doubtful
  accounts                         187,000          (68,000)            ---        119,000
------------------------------------------------------------------------------------------
	       TOTAL                  $ 1,552,047     $ 12,244,300    $ 11,741,952    $ 2,054,395
==========================================================================================



                            				Balance at      Charged to                      Balance
For the Year Ended              Beginning       Costs and                       at End
June 30, 1994:                  of Year         Expenses       Deductions       of Year
------------------------------------------------------------------------------------------
Allowance for sales returns
  allowances and discounts     $ 2,194,956     $  9,016,190    $  9,846,099    $ 1,365,047
Allowance for doubtful
  accounts                         254,000          (67,000)            ---        187,000
------------------------------------------------------------------------------------------
       	TOTAL                  $ 2,448,956     $  8,949,190    $  9,846,099    $ 1,552,047
==========================================================================================



				                            Balance at      Charged to                      Balance
For the Year Ended              Beginning       Costs and                       at End
June 30, 1993:                  of Year         Expenses       Deductions       of Year
------------------------------------------------------------------------------------------
Allowance for sales returns
  allowances and discounts     $ 2,297,308     $  7,540,958    $  7,643,310    $ 2,194,956
Allowance for doubtful
  accounts                         431,000         (177,000)            ---        254,000
------------------------------------------------------------------------------------------
	       TOTAL                  $ 2,728,308     $  7,363,958    $  7,643,310    $ 2,448,956
==========================================================================================


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	  None.



PART III


ITEM 10.  DIRECTORS, OFFICERS AND SIGNIFICANT EMPLOYEES

	  The directors of Purepac are as follows:

								                                                        Common Stock
								                                                        Beneficially
			                       Company                               Owned as of
     Name                 Office(s)             Since    Age    Sept. 19, 1995
------------------------------------------------------------------------------
Edward D. Tweddell        Director/Chairman     1990      54        -0-(1)

Alan G. McGregor          Director              1988      59        -0-(1)

David Beretta             Director              1989      67        -0-

Bruce C. Tully            Director              1989      46        -0-

Michael R. D.  Ashton     Director              1989      49        -0-

Richard F. Moldin         President, Chief      1995      47        -0-(2)
			                       Executive Officer,
			                       Acting Chief
			                       Operating Officer


---------------------
(1) Mr. McGregor and Dr. Tweddell are directors of Faulding, the parent of Holdings, the principal stockholder of the Company. See "Principal Stockholders" of Purepac and "Compensation Committee Interlocks and Insider Participation".

(2) Excludes 150,000 shares issuable upon the exercise of stock option awards, not presently exercisable, that have been made to Mr. Moldin under the Company's 1994 Stock Option Plan. See "Compensation of Executive Officers".



EDWARD D. TWEDDELL, M.D., was elected a director in November 1990 and was subsequently elected Chairman of the Board. He joined Faulding as Managing Director of its Faulding Pharmaceuticals Division in September 1988. He was elected to the Board of Directors of Faulding in March 1989 and served as Executive Director of the Faulding Pharma Group from 1990 to November 1993 when he was appointed Group Managing Director and Chief Executive Officer of Faulding. From July 1987, until joining Faulding, he held the position of Chairman and Chief Executive Officer of Pharmol Pacific Ltd., an Australian biotechnology company.

Prior thereto and from April 1986, he was President and Chief Executive Officer of Homecare Japan, LTD. Dr. Tweddell, who holds a Bachelor of Science degree in addition to an honors degree in Medicine, spent his early career in medical practice and, in 1976, joined the multinational pharmaceutical company, Pfizer International Inc. ("Pfizer"), where he held a number of senior management positions.

ALAN G. MCGREGOR, a director of the Company since June 1988, is Chairman of Faulding. Mr. McGregor is also a director of James Hardie Industries Ltd., Burns, Philp & Co. Ltd. and other companies. He has served as a partner in two major Adelaide, South Australia law firms and was a Crown Prosecutor with the South Australian Crown Solicitor's Office.

DAVID BERETTA, a director of the Company since April 1989, is President of Executive Consulting Inc., a business consulting firm in Jamestown, Rhode
Island.   Mr. Beretta is, and since April 1991 has been, Vice Chairman and
President of Amtrol Inc., a concern engaged in the manufacture of products used in flow control, storage, heating and other treatment of fluids in the water systems market and selected sectors of the heating, ventilating and air conditioning market in West Warwick, Rhode Island. Until 1982, he was Chairman of the Board of Uniroyal, Inc. and remained a director until 1987. He is also a director of Chartel Power Systems Inc.

BRUCE TULLY, a director of the Company since April 1989, has been a Managing Director of BT Securities Corporation, a subsidiary of Bankers Trust New York Corporation in New York, New York, since September 1989. Prior thereto and from October 1986, he was Managing Director of Bankers Trust Company and for four years prior thereto, was a Vice President thereof.

MICHAEL R.D. ASHTON has been a director of the Company since April 1989. Until his resignation on January 1, 1993, he had been Chief Executive Officer of the Company since April 1989 and President and Chief Executive Officer of the Company's subsidiary, Purepac since acquisition by the Company on October 31, 1989. He has been Chairman and Chief Executive Officer of Holdings, Faulding Services Inc. and FMDC, wholly-owned subsidiaries of Holdings, since February 1, 1989, May 15, 1990 and May 9, 1989, respectively. From 1984 until joining the Company, he was Director of Business Development for Europe/Canada for Pfizer, and, for approximately eight years prior thereto, held other management positions with Pfizer and its affiliated companies.

RICHARD F. MOLDIN was appointed President and Chief Executive Officer of the Company and President of Purepac on July 17, 1995 and was appointed to serve as a director and acting Chief Operating Officer of the Company on July 24,
1995 upon Robert H. Bur's resignation from such positions.   Prior to joining
the Company and from October 1994 he served as Managing Director, Australia & New Zealand for Wellcome Australia Limited. From May 1993 until his appointment as Managing Director, he was Divisional Manager, Primary

Manufacturing, for Wellcome Foundation Limited, U.K.   Prior thereto
and from September 1979, he served in various executive positions at Burroughs Wellcome Co., U.S.A., including from October 1991 to February 1993 as Vice President, Logistics & Primary Manufacturing.

Set forth below is certain information with respect to Purepac's executive officers who are not serving as a director.

LEE CRAKER, age 40, was appointed Chief Financial Officer of the Company on May 26, 1995. Mr. Craker has held various positions with Faulding, or certain of its affiliates, dating from his initial employment by Faulding in 1973. From May 1985 to May 1990 he served as Finance and Administration Manager of David Bull Laboratories Pty. Ltd., a wholly-owned subsidiary of Faulding. From May 1990 to June 1994, he was Finance and Administration Manager of the Faulding Pharma Group and from July 1994 until joining the Company in May 1995 he was Finance and Administration Manager of Faulding Services Inc.

GARTH BOEHM, Ph.D., age 45, joined the Company as Vice President - Scientific Affairs in April 1990 and was elected Executive Vice President in October 1991. He was Deputy Research Director of Faulding Pharmaceuticals, a division of Faulding, from July 1989 to April 1990. From 1985 to June 1989, he held senior management positions at Enterovax Limited, a joint venture of Faulding, the University of Adelaide and the Australian Industry Development Corporation. Prior thereto and from 1981, he was Development Scientist of the R&D Division of Faulding.

RUSSELL J. REARDON, age 45, was appointed Vice President of Administration of the Company on May 26, 1995. He has served as Treasurer of the Company since March 1991. From February 1991 to the date of his appointment as Vice President of Administration he also served as the Company's Chief Financial Officer. He held the position of Secretary of the Company from March 1991 until October 1993. From March 1988, until joining the Company, he was Chief Financial Officer of Chase Chemical Company, L.P.

WILLIAM R. GRIFFITH, age 47, was elected Secretary of the Company in October 1993. Mr. Griffith is a member of Parker Duryee Rosoff & Haft, counsel to the Company. Mr. Griffith has been a practicing attorney for more than ten years.

ITEM 11.        EXECUTIVE COMPENSATION


SUMMARY COMPENSATION

Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended June 30, 1995, 1994 and 1993 by each of its executive officers who served as an executive officer on June 30, 1995 and whose compensation exceeded $100,000 during its fiscal year ended June 30, 1995:


                   			  Summary Compensation Table

	                   		     Annual Compensation


Name and                     Fiscal                              Other Annual
Principal Position            Year        Salary       Bonus     Compensation
-----------------            ------       ------       -----     ------------

Michael R.D. Ashton (2)
Chief Executive Officer
and President                 1995          (2)         (2)           (2)
			                           1994          (2)         (2)           (2)
			                           1993          (2)         (2)           (2)


Robert H. Bur (3)
Chief Operating Officer       1995      $ 222,153     $  -0-          (1)
                     			      1994      $ 195,356     $ 60,120        (1)
			                           1993      $ 148,000     $ 48,000        (1)


Garth Boehm
Executive Vice President      1995      $ 160,814     $  7,450        (1)
                     			      1994      $ 156,344     $ 29,930        (1)
			                           1993      $ 143,108     $ 35,000        (1)


Russell J. Reardon (4)
Vice President of
Administration                1995      $ 135,992     $  6,650        (1)
                     			      1994      $ 128,214     $ 34,020        (1)
			                           1993      $ 120,002     $ 35,000        (1)

----------------------
(1) Such amounts for each of the named executive officers listed in the Summary Compensation Table are less than 10% of the total annual salary and bonus reported for each such executive officer.

(2) Michael R.D. Ashton served as President and Chief Executive Officer of the Company from January 25, 1995 until his resignation, effective July 17, 1995. Mr. Ashton previously served from April 1989 to January 1, 1993, as Chief Executive Officer of the Company. During the Fiscal Year ended June 30, 1995 and the six-month period ended January 1, 1993, Mr. Ashton, who also served as Chairman and Chief Executive Officer of Faulding Services Inc., Holdings and FMDC, was compensated by Faulding Services Inc. Purepac and Faulding Services Inc. are parties to a Consulting Agreement pursuant to which Faulding Services Inc. renders business consultancy services, including the services of Mr. Ashton, to Purepac. See "Certain Relationships and Related Transactions".

(3) Robert H. Bur served as the Company's President and CEO until his resignation from such offices in January 1995. He resigned his position of Chief Operating Officer of the Company on July 24, 1995.

(4) Russell J. Reardon was appointed Vice President of Administration of the Company on May 26, 1995. From February 1991 to the date of his appointment as Vice President of Administration, he served as the Company's Chief Financial Officer.


STOCK OPTIONS AND BONUS PLANS

The Company's 1994 Stock Option Plan (the "1994 Plan") was adopted by the Board of Directors on August 16, 1994 and by a majority in interest of the stockholders of the Company on October 18, 1994. The 1994 Plan provides for the granting of up to 1,000,000 options which are intended to qualify either as incentive stock options ("Incentive Stock Options") within the meaning of
Section 422 of the Internal Revenue Code of 1986 or as options which are not intended to meet the requirements of such section ("Nonstatutory Stock Options"). The total number of shares of Common Stock reserved for issuance under the 1994 Plan is 1,000,000. Options to purchase shares may be granted under the 1994 Plan to persons who, in the case of Incentive Stock Options, are employees (including officers) of the Company, or, in the case of Nonstatutory Stock Options, are employees (including officers) or non-employee directors of the Company.

The 1994 Plan is administered by a committee appointed by the Board of Directors, which has discretionary authority, subject to certain restrictions, to determine the number of shares issued pursuant to Incentive Stock Options and Nonstatutory Stock Options and the individuals to whom, the time at which, and the exercise price for which options will be granted.

The exercise price of all Incentive Stock Options granted under the 1994 Plan must be at least equal to the fair market value of such shares on the date of the grant or, in the case of Incentive Stock Options granted to the holder of more than ten percent of the Company's Common Stock, at least 110% of the fair market value of such shares on the date of the grant. The maximum exercise period for which Incentive Stock Options may be granted is ten years from the date of grant (five years in the case of an individual owning more than 10% of the Company's Common Stock). The aggregated fair market value (determined at the date of the option grant) of shares with respect to which Incentive Stock Options are exercisable for the first time by the holder of the options during any calendar year shall not exceed $100,000.

The following table sets forth certain information with respect to options granted to the officers, directors and employees of the Company and its subsidiaries under the 1994 Plan during the fiscal year ended June 30, 1995. The dollar value set forth below reflects the difference between the aggregate exercise price of the options and the estimated value of Purepac Common Stock at June 30, 1995.


		                        Fiscal Year End Option Values


				                             Name of                     Value of
			                         Unexercised Options          Unexercised Options
Name                         at June 30, 1995            at June 30, 1995
--------------------    ---------------------------     -------------------
			                     Exercisable   Unexercisable
			                     -----------   -------------

All Non-Executive
Employees as a Group       4,200         28,800              $24,750



None of the executive officers of the Company named in the Summary Compensation Table holds options to purchase shares of the Company's Common Stock. Upon commencing employment as the Company's Chief Executive Officer and President, Richard F. Moldin, who currently is also the acting Chief Operating Officer of the Company, a director of the Company, and President of Purepac Pharmaceutical Co., was granted an Incentive Stock Option under the 1994 Plan to purchase 150,000 shares of the Company's Common Stock at $10.125 per share. His option is not currently exercisable.

1991 RESTRICTED STOCK INCENTIVE PLAN


The Company's 1991 Restricted Stock Incentive Plan (the "1991 Plan") was adopted by the Board of Directors on November 25, 1991 and ratified by a majority in interest of the stockholders of the Company on October 21, 1992. The stated intent of the 1991 Plan is to induce persons of outstanding ability and potential to join and remain with the Company and to enable key employees, who make substantial contribution to the Company, to acquire proprietary equity interests in the Company.

The Board of Directors chooses the Committee, whose members are ineligible to receive stock awards under the 1991 Plan, to administer the Plan. The Committee determines the employees to whom awards of Common Stock will be granted and the amount, size and terms of each such award.

A total of 465,000 shares of Common Stock of the Company were reserved for issuance under the 1991 Plan, of which aggregate grants of 275,000 and 50,000 were awarded in November 1991 and March 1993, respectively, at the respective values of $8.125 and $13.8125, being the respective market value thereof on the date of the grant. During the year ended June 30, 1994, due to one resignation, grants totaling 7,500 shares were terminated. During the year ended June 30, 1995, the Company issued 71,125 shares of Common Stock to employees pursuant to the 1991 Plan.


AGREEMENTS WITH OFFICERS

Michael R.D. Ashton had served as President and Chief Executive Officer of Purepac from April 1989 to January 1993 and from January 1995 to July 1995. Mr. Ashton has entered into a consulting agreement with Purepac and Faulding pursuant to which Mr. Ashton will provide certain consulting services to such companies. Pursuant to such agreement, Purepac is obligated to pay an aggregate of $150,000 to Mr. Ashton, payable during 1996. All other compensation under such agreement is the responsibility of Faulding.

On July 24, 1995 the Company entered into an agreement with Robert H. Bur, the Company's Chief Operating Officer, under which the Company has agreed to pay Mr. Bur severance equal to one year's salary, plus his accrued vacation, in twelve monthly payments. The Company has also agreed to continue Mr. Bur's medical and dental plan coverage for a period ending on the earlier of twelve months after the date of the agreement or Mr. Bur's enrollment in another medical plan, and to permit Mr. Bur to have continued use of a Company car until October 24, 1995.

PENSION PLAN

The Company maintains a defined benefit pension plan, fully paid for by the Company, for the benefit of eligible employees. All non-union employees become eligible for participation in the pension plan on January 1 or July 1, as applicable, following completion of one year of service. 159 persons were participants in the pension plan as of June 30, 1995.

A participant in the Company's pension plan will receive retirement income based on .91% of his final average annual compensation, defined in the pension plan as including salary, bonuses, overtime and commissions, plus
 .52% of his final average annual compensation in excess of Social Security covered compensation, multiplied by years of credited service up to 35 years. Years of service for benefit accrual purposes are only after January 1, 1976. Final average compensation is defined in the pension plan as the average of a participant's total compensation received during the highest paid five consecutive plan years during the last 10 consecutive plan years immediately prior to retirement. A participant is 100% vested in his accrued pension benefit after five years of service as defined in the plan. The vested benefit of many participants employed prior to October 31, 1989, are provided through both the Purepac pension plan and the Solvay Group pension plan, the predecessor Company's plan.

The following table indicates the estimated annual plan benefits payable upon retirement as of June 30, 1995 at age sixty-five after fifteen, twenty, twenty-five, thirty and thirty-five years of credited service to the Company:


                   			      PENSION PLAN TABLE

Average
Compensation                  Annual Benefit Based on Years of Service

			                      15        20        25         30         35
              		      -------   -------    -------    -------    -------
$125,000 ........     $24,916   $33,222    $41,527    $49,832    $58,138
 150,000 ........      30,279    40,372     50,464     60,557     70,650
 175,000 ........      30,279    40,372     50,464     60,557     70,650
 200,000 ........      30,279    40,372     50,464     60,557     70,650
 225,000 ........      30,279    40,372     50,464     60,557     70,650
 250,000 ........      30,279    40,372     50,464     60,557     70,650
 300,000 ........      30,279    40,372     50,464     60,557     70,650
 350,000 ........      30,279    40,372     50,464     60,557     70,650
 400,000 ........      30,279    40,372     50,464     60,557     70,650
 450,000 ........      30,279    40,372     50,464     60,557     70,650
 500,000 ........      30,279    40,372     50,464     60,557     70,650

At June 30, 1995, the credited years of service under the pension plan for Messrs. Bur and Reardon were fifteen and four, respectively. Dr. Boehm is not a participant in the pension plan.


SAVINGS PLAN

The Company has a savings plan, implemented as of January 1, 1990, covering all non-union employees of the Company and its subsidiaries. Under the savings plan, employees may defer up to 15% of their salary, to a maximum of $9,240 per annum. The Company makes an annual matching contribution equal to 50% of an employee's contribution, not exceeding 6% of the employee's salary. Matching contributions are vested at the rate of 20% per annum commencing upon one year's participation in the savings plan. All vested amounts in a participant's account, including earnings, may be distributed only following hardship, retirement, death, permanent or total disability or termination of employment.

For the three year period ended June 30, 1995, the Company had contributed an aggregate of $628,367 to the savings plan (net of forfeitures of non-vested
amounts), for the respective accounts of 153 participants.   Of such
$628,367, an aggregate of $35,250 has been credited to the accounts of all current executive officers as a group, being $14,798, $6,847, and $13,605 for the respective accounts of Mr. Bur, Dr. Boehm and Mr. Reardon.


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION


GENERAL COMPENSATION POLICIES

The Company's Compensation Committee (the "Committee") is responsible for establishing, approving and administering the policies which govern annual executive salary levels, increases/adjustments, incentive payments the award of stock grants under the Company's 1991 Restricted Stock Incentive Plan and the award of stock options under the Company's 1994 Stock Option Plan. The Committee is composed of three members, all of whom are non-employee directors. See "Compensation Committee Interlocks and Insider Participation".

In setting salary levels, providing incentives and granting stock and option incentives, the objectives of the Committee are to encourage profitable growth of the Company in a mutuality of interest between the Company's executives and stockholders and to balance competitive pay with the Company's overall performance. Specifically, the Committee attempts to provide levels of compensation to the President/Chief Executive Officer and the Company's other executive officers which reflect the contribution of such executives to the Company's growth in sales, earnings and market share, the development of stockholder value as reflected in the increase in the Company's stock price and the implementation of corporate strategies consistent with the growth of the Company.

Growth in earnings is a significant factor in determining compensation. In addition, contribution to the development of new product opportunities, the progress of bioavailability and other studies and of development activities required to bring products to market and the successful marketing of the Company's primary products are evaluated in setting compensation policy. As well, to assure the Company's ability to attract, motivate and retain talented executives, the Committee attempts to keep the Company's levels of executive compensation competitive with that of other health care companies of comparable size and performance.

PRESIDENT/CHIEF EXECUTIVE OFFICER AND EXECUTIVE OFFICERS COMPENSATION

The Company's executive compensation program consists of three key components: base salary, a cash incentive scheme and long term incentives through the awards of restricted stock grants and stock options. The incentive payments have two performance components: (a) a financial budget achievement target based on net profit before taxes and (b) achievement of specific job-related objectives. The underlying principle for the design and implementation of the Company's incentive scheme is based on the concept that the Company commit in advance to predetermined annual levels of performance. Actual results achieved are measured against that commitment.

The Company's long term incentives to date have been in the form of restricted stock and stock option grants. The object of this program has been to advance the longer term interest of the Company and its stockholders. Equity compensation is an important element of the performance-based compensation of the executive officers and helps to ensure that management's interests remain closely aligned with those of the Company's stockholders. The Committee is of the view that restricted stock awards and stock option grants provide the Company's key employees an opportunity for increased equity ownership and help to create an incentive to remain with the Company for the long term, since the grants vest over a four to six year period.

Prior to the last six months of the fiscal year ended June 30, 1995, the compensation of the Company's President and Chief Executive Officer has reflected the Committee's assessment of the Company's overall financial performance and of his leadership in strengthening the position of the Company. Robert H. Bur was President and Chief Executive Officer of the Company until his resignation from such positions in January 1995. He remained as the Company's Chief Operating Officer until July 24, 1995.

Mr. Bur's compensation package for the fiscal year ended June 30, 1995 was established in July 1994. He was granted a base salary of $215,000. He was also awarded a cash incentive award of $60,120 in September 1994 in respect of work he had performed for the fiscal year ended June 30, 1994. Mr. Bur's leadership contribution to the implementation of the Company's programs during the fiscal year ended June 30, 1994 was the primary criterion used in determining his compensation package.

In January 1995, Michael R.D. Ashton was appointed President and Chief Executive Officer of the Company. His yearly salary as President of Faulding Services Inc.

had already been established by the directors of Faulding and was not altered upon his acceptance of his additional responsibilities as President and CEO
of the Company.   During the period from his appointment in January 1995
through the end of the 1995 fiscal year, Faulding Services Inc. paid Mr. Ashton's compensation. Purepac and Faulding Services Inc. are parties to a Consulting Agreement dated January 1, 1993 pursuant to which Faulding Services Inc. provides consulting services to Purepac, including, among other services, the services of Mr. Ashton.

On July 17, 1995, the Company appointed Richard F. Moldin as President and Chief Executive Officer of the Company. It is contemplated that his continued compensation will reflect the performance-based factors used by the Company in previous financial years.


$1,000,000 LIMIT ON TAX DEDUCTIBLE COMPENSATION

As part of the Omnibus Budget Reconciliation Act passed by Congress in 1993, a new limit has been created for the deductibility of compensation paid to certain officers. These officers are the Chief Executive Officer and the next four most highly compensated officers in office at the end of the year. Compensation paid to these officers in excess of $1,000,000, that is not performance-based, cannot be claimed by the Company as a tax deduction.

It is the Committee's intention to continue to utilize performance-based
compensation.   Accordingly, these  regulations should not impact the
compensation paid by the Company to its officers.


	Edward D. Tweddell
	Alan G. McGregor        Members of the Compensation Committee
	David Beretta           August 10, 1995



	 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Dr. Tweddell is Group Managing Director and Chief Executive Officer and a Director of Faulding. He is also a Director of Holdings, which owns approximately 54.4% of the Company's Common Stock, plus preferred stock convertible into additional shares of the Company's Common Stock. Alan McGregor is Chairman of the Board and a Director of Faulding. See "Principal Stockholders" and "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


PRINCIPAL STOCKHOLDERS OF PUREPAC

The following table sets forth certain information regarding shares of the Company's outstanding Common Stock beneficially owned on September 19, 1995,
(i) by each person who is known by the Company to beneficially own or exercise voting or dispositive control over more than 5% of the Company's Common Stock, and (ii) by each of the Company's Directors, and (iii) by all executive officers and Directors of the Company as a group:


Name of                       Number of Shares             Percentage
Beneficial Owner              Beneficially Owned           of Class
------------------------      ------------------           ----------
Faulding Holdings Inc.          11,845,108(1)               67.4%(1)
529 Fifth Avenue
8th Floor
New York, New York 10017

All executive officers               5,250(2)                   *
and directors as a Group
(9 persons)

------------------------
(1) Includes 5,005,128 shares issuable upon conversion of 834,188 shares of the Company's Class A Preferred Stock.

2) Mr. McGregor is Chairman and a director, and Dr. Tweddell is Group Managing Director, Chief Executive Officer and a director, respectively, of Faulding, the sole stockholder of Holdings. Dr.
	Tweddell is also a director of Holdings.   Each of Dr. Tweddell and
	Mr. McGregor, however, disclaims any beneficial interest in or voting or dispositive control over the shares of the Company's Common Stock owned by Holdings. Excludes (a) 18,000 shares issuable upon presently unvested stock awards made to Mr. Reardon under the 1991 Plan, and (b) 150,000 shares issuable to, but not presently exercisable by, Mr. Moldin under the 1994 Stock Option Plan.
	Faulding disclaims any beneficial interest in or voting or dispositive control over any such shares.

* Equals a percentage less than 1% of the outstanding shares of the Company's stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


			   RELATED-PARTY TRANSACTIONS

During the years ended June 30, 1995, 1994, and 1993 the Company paid Faulding $734,000, $2,536,000, and $2,006,000, respectively, for merchandise purchases (pursuant to agreements to market erythromycin and doxycycline, both described herein), $918,000, $1,007,000, and $458,000, respectively, for research and development services and paid Faulding Services Inc. (Formerly Faulding Inc.) $225,000, $127,000, and $100,000, respectively, for business development services (pursuant to an agreement with Faulding Services Inc., described herein). Faulding Services Inc. is a 100% owned subsidiary of Holdings.

Additionally, during the years ended June 30, 1995 and 1994, the Company was reimbursed $1,919,000 and $486,000, respectively, by Faulding for materials and services related to research and development projects and $200,000 during the year ended June 30, 1994 for the sale to Faulding of the Company's Poroplastic Registered Trademark technology.

During the year ended June 30, 1994, the Company paid Faulding Services Inc. $623,000 for engineering and consulting services related to the construction of a manufacturing suite to accommodate the modified-release technology.

During the year ended June 30, 1993, the Company paid Faulding $194,000 for engineering and consulting services related to the construction of the manufacturing suite and a $250,000 transfer fee, both to accommodate the modified-release technology.

Included in other assets at June 30, 1995 and 1994 is $2,903,000 paid by the Company to Faulding in June 1992 to acquire the proprietary technology, including the scientific information and expertise, processes and procedures, for the manufacture and sale of the generic version of certain modified-release pharmaceutical products. The acquired technology is restricted to use, on an exclusive basis, in the United States of America and its territories.

Amounts due from (due to) affiliated companies are payable on demand and were as follows as of:

                      				  June 30, 1995           June 30, 1994
				                        -------------           -------------

	Faulding                    $   200,007           $    (123,455)

	Holdings                          9,677                   3,000

	Faulding Services Inc.          (36,995)                    862
                        				 -------------          -------------
				                         $   172,689           $    (119,593)
				                         =============          =============


Purepac entered into an agreement with Faulding as of December 5, 1992, pursuant to which Purepac agreed to provide services to Faulding for the tableting of pellets and micropellets on a time and materials basis. During the year ended June 30, 1995, no related services were provided by Purepac to Faulding.

In addition, Purepac and Faulding entered into a three-year agreement, also dated as of December 5, 1992, which is automatically renewable for successive two-year periods, pursuant to which Faulding granted Purepac a non-exclusive license to import, distribute and market an erythromycin product in the United States and the Latin American Countries, subject to certain minimum purchase requirements.

On January 1, 1993, Purepac and Faulding Services Inc. entered into a consulting agreement, which terminates on December 31, 1995, pursuant to which Purepac retained Faulding Services Inc. to serve as a business development consultant and advisor on a non-exclusive basis.

On August 1, 1993, Purepac entered into a ten-year agreement with Faulding Services Inc. to manufacture a specific product utilizing Faulding Services Inc. technology, processes and manufacturing methods. Faulding Services Inc., at its sole cost, shall seek all necessary approvals and/or registrations from the appropriate regulatory authority to enable the sale of the product and, upon such approval, Purepac's obligation to provide manufacturing services will commence. The parties amended this agreement in December 1994 to resolve certain inconsistencies between this agreement and an agreement with an unrelated third party, to distribute the product manufactured by Purepac. On June 27, 1995 the Company and Faulding Services Inc. entered into a Services Agreement pursuant to which Purepac agreed to provide certain services on Faulding Services Inc.'s behalf that Faulding Services Inc. had agreed to provide under the agreement with the third party.

On March 15, 1995 Purepac and Faulding entered into a three-year non-exclusive license agreement for Purepac to import and distribute doxycycline, a delayed-release product, in the United States in exchange for certain payments to Faulding for its supply of the product to Purepac.

Purepac and Faulding entered into two agreements as of June 26, 1995. One is a licensing agreement pursuant to which Faulding granted to Purepac an exclusive ten-year license to utilize certain technology to complete the development of a modified-release product and manufacture and sell the product in the United States. Relating to the product development, Purepac paid to Faulding most of the technology licensing fees prior to June 30, 1994 (expensed as research and development costs) with a projection of approximately $600,000 still to be paid as incurred . In addition, Purepac will be obligated to pay royalties related to net sales of the product.

The second agreement dated as of June 26, 1995 is a ten-year Co-development, Supply and Licensing Agreement whereby Faulding will develop and deliver a certain component pellet of a modified-release product for Purepac's use in developing, manufacturing and distributing such product in the United States. Faulding will supply Purepac with pellets at a price set forth in the agreement. If the parties later concur that

Purepac will manufacture the pellets, Faulding will grant Purepac an exclusive license to the pellet technology for the remainder of the term of the agreement in consideration of a technology transfer fee of $250,000 and ongoing royalty payments.

As of June 26, 1995, Purepac entered into a one-year Services Agreement with Faulding Pharmaceutical Co., a wholly owned subsidiary of Holdings, for Purepac to provide certain customer support, warehousing, accounting and quality assurance services.

The Company believes that the terms of the foregoing agreements are at least as favorable as those it could have obtained in comparable nonaffiliated third party transactions.

PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
	           AND REPORTS ON FORM 8-K


(a) Documents Filed as a Part of This Report


1. FINANCIAL STATEMENTS


Report of Independent Public Accountants - Deloitte & Touche LLP.

Consolidated Balance Sheets - June 30, 1995 and 1994.

Consolidated Statements of Operations - Year ended June 30, 1995, 1994
				                                   	and 1993.

Consolidated Statements of Stockholders' Equity - Year ended June 30, 1995,
                                          						  1994 and 1993.

Consolidated Statements of Cash Flows - Year ended June 30, 1995, 1994
                                   					and 1993.

Notes to Consolidated Financial Statements.



2. FINANCIAL STATEMENT SCHEDULE

Schedule II: Valuation and Qualifying Accounts - Year ended June 30, 1995,
                                          						 1994 and 1993.

All other schedules to the consolidated financial statements are omitted since the required information is either inapplicable or the information is presented in the financial statements or related notes.


3. Exhibits

Exhibit     Number                  Description of Document

(3)          (i)    Certificate of Incorporation filed September 2, 1982 (1).


	           (ii)    Certificate of Amendment to Certificate of Incorporation
		                  filed June 30, 1983 (1).

	          (iii)    Certificate of Amendment to Certificate of Incorporation
		                  filed November 13, 1987 (3).

	           (iv)    By-laws (1).

(4)          (i)    Copy of Specimen Stock Certificate (1).

       	    (iv)    Forms of Series A and Series B Warrants sold to Allen &
		                  Company Incorporated (5).

(10)         (i)    Stock Purchase and Stockholders' Agreement dated
		                  September 2, 1987, among the Company, Moleculon Research
		                  Company, Arthur S. Obermayer and Faulding Holdings Inc.,
              		    formerly Faulding U.S.A. Inc. (4).

       	   (vii)    1991 Restricted Stock Incentive Plan (7).

	         (viii)    Agreement dated as of December 5, 1992, between F. H.
		                  Faulding & Co. Limited and Purepac Pharmaceutical Co. (8).

	           (ix)    Agreement dated December 5, 1992, between F. H. Faulding &
		                  Co. Limited and Purepac Pharmaceutical Co. (8).

	            (x)    Agreement dated as of December 5, 1992, between F. H.
		                  Faulding & Co. Limited and Purepac Pharmaceutical Co. (8).

	           (xi)    Consulting Agreement dated January 1, 1993, between
		                  Purepac Pharmaceutical Co. and Faulding Inc. (8).

	          (xii)    Toll Manufacturing Agreement dated as of August 1, 1993
		                  between Faulding Inc. and Purepac Pharmaceutical Co., as
		                  amended as of December 22, 1994 (9).

	         (xiii)    Letter agreement dated as of June 29, 1994, between
		                  Purepac, Inc. and F.H. Faulding & Co. Limited (10).

	          (xiv)    1994 Stock Option Plan (11).

	           (xv)    Agreement dated as of March 15, 1995 between F.H.
		                  Faulding & Co. Limited and Purepac Pharmaceutical Co.

	          (xvi)    License Agreement dated June 26, 1995 between F.H.
		                  Faulding & Co. Limited and Purepac Pharmaceutical Co.

       	  (xvii)    Services Agreement dated as of June 26, 1995 between
		                  Faulding Hospital Products, Inc. and Purepac
		                  Pharmaceutical Co.

	        (xviii)    Services Agreement dated as of June 26, 1995 between
		                  Faulding Inc. and Purepac Pharmaceutical Co.

	          (xix)    Co-Development, Supply and Licensing Agreement dated as
		                  of June 26, 1995 between F.H. Faulding & Co. Limited and
		                  Purepac Pharmaceutical Co.

            (xx) Letter of Intent between F.H. Faulding & Co. Limited and Purepac, Inc. dated August 9, 1995 (12).

(11)                Computation of Earnings Per Share.

(11.1)              Computation of Earnings Per Share Assuming Full Dilution.

(21)                Subsidiaries of Registrant.

--------------------------
(1) Previously filed as an Exhibit to Registration Statement 2-87116 on Form S-1, filed with the Securities and Exchange Commission (the
	       "Commission") on October 12, 1983 and incorporated herein by reference.

(2) Previously filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended November 30, 1984 and incorporate herein by
	       reference.

(3) Previously filed as an Exhibit to Current Report on Form 8-K filed with the Commission on November 25, 1987 and incorporated herein by
	       reference.

(4) Previously filed as Exhibit to Schedule 13D filed with the Commission by Faulding Holdings Inc. (formerly Faulding U.S.A. Inc.) on or about
	       September 15, 1987 and incorporated herein by reference.

(5) Previously filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended November 30, 1986 and incorporated herein by
	       reference.

(6)     Previously filed as Exhibit to Annual Report on Form 10-K for the
       	transition period ended June 30, 1990 and filed with the Commission
	       on or about September 26, 1990 and incorporated herein by reference.

(7) Previously filed as Exhibit to Registration Statement on Form S-8 filed with the Commission on or about August 18, 1993 and incorporated herein by reference.

(8) Previously filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(9) Previously filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference. Amendment dated as of December 22, 1994 filed herewith.

(10) Previously filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by references.

(11) Previously filed as an Exhibit to the Proxy Statement filed with the Commission on September 17, 1994 and incorporated herein by reference.

(12) Previously filed as an Exhibit to Current Report on Form 8-K filed with the Commission on August 17, 1995 and incorporated herein by reference.


(b)     Reports on Form 8-K

       	Current Reports on Form 8-K filed with the Commission during July 1,
	       1994, through June 30, 1995:

       	None.

                           				 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   					    PUREPAC, INC.


                                   					    /s/Edward D. Tweddell
Date:  September 28, 1995                   ----------------------
					                                       Edward D. Tweddell,
					                                       Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


					                                       /s/Richard F. Moldin
Date:  September 28, 1995                   ----------------------
                                   					    Richard F. Moldin,
					                                       President and Chief Executive
					                                       Officer (Principal Executive
					                                       Officer)


                                   					    /s/Lee H. Craker
Date:  September 28, 1995                   ---------------------
					                                       Lee H. Craker,
                                   					    Chief Financial Officer
					                                       (Principal Accounting Officer)


                                   					    /s/Michael R.D. Ashton
Date:  September 28, 1995                   ----------------------
					                                       Michael R.D. Ashton, Director


                                   					    /s/David Beretta
Date:  September 28, 1995                   ----------------------
					                                       David Beretta, Director


                                   					    /s/Bruce C. Tully
Date:  September 28, 1995                   ----------------------
					                                       Bruce C. Tully, Director