Form 10-K/A
period 1995-06-30
PUREPAC INC/
filed 1995-09-29
CIK 729069

Item 11. is hereby amended to add the following:




			   STOCK PERFORMANCE GRAPH
			   -----------------------

Set forth below is a line graph comparing the cumulative stockholder return on the Company's Common Stock against the cumulative total return of the NASDAQ Industrial Index and the NASDAQ Pharmaceutical Index for the Company's fiscal years ended June 30, 1995, June 30, 1994, June 30, 1993, June 30, 1992 and June 30, 1991, respectively.


		COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
			      AMONG PUREPAC, INC.,
		  THE NASDAQ UNITED STATES INDEX AND THE NASDAQ
			     PHARMACEUTICAL INDEX




  Measurement Period                           NASDAQ             NASDAQ
(Fiscal Year Covered)     Purepac, Inc.     United States      Pharmaceutical
---------------------     -------------     -------------      --------------
Measurement Pt-11/31/89      $100              $100                $100

FYE 6/30/90                  $100              $100                $100
FYE 6/30/91                   405               106                 159
FYE 6/30/92                  1038               127                 199
FYE 6/30/93                   705               160                 176
FYE 6/30/94                   610               162                 146
FYE 6/30/95                   762               215                 196
