Form 10-Q
period 1995-09-30
PUREPAC INC/
filed 1995-11-14
CIK 729069

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                    -----------------------------------

                                 FORM 10-Q

                              QUARTERLY REPORT

  Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period Ended September 30, 1995

                    Commission File Number: 0-13588

                             PUREPAC, INC.
         (Exact name of registrant as specified in its charter)


         DELAWARE                                    04-2769995
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

200 Elmora Avenue, Elizabeth, New Jersey                07207
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (908) 527-9100

   Securities registered pursuant to Section 12(b) of the Act:

   Title of each class        	Name of each exchange on which registered

          None                                   None
 ------------------------      -----------------------------------------

       Securities registered pursuant to Section 12(g) of the Act:

	              Common Stock, par value $.01 per share
        ---------------------------------------------------
                          (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /

                             12,581,223

Number of shares outstanding of the Registrant's common stock as of October 27, 1995.

                                PUREPAC, INC.

                                    INDEX

                                                          Page No.
                                                          --------
PART I - FINANCIAL INFORMATION

  ITEM 1. Consolidated Financial Statements:

          Consolidated Balance Sheets
            September 30, 1995 and June 30, 1995. . . . . . . 3

          Consolidated Statements of Operations
            Three months ended September 30, 1995
            and 1994. . . . . . . . . . . . . . . . . . . . . 4

          Consolidated Statements of Cash Flows
            Three months ended September 30, 1995
            and 1994. . . . . . . . . . . . . . . . . . . . . 5

          Notes to Consolidated Financial Statements. . . . . 6


  ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . 9

PART II - OTHER INFORMATION

  ITEMS 1 thru 6 . . . . . . . . . . . . . . . . . . . . . .  10

  SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . 11

                               PUREPAC, INC.
                       CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)
                                            September 30,         June 30,
                                                1995                1995
                                            ____________        ____________
Assets
Current assets:
Cash and cash equivalents                    $   743,113        $ 1,156,109
Accounts receivable                            9,756,128          9,702,889
Inventory (Note 3)                            16,832,640         17,831,934
Due from affiliated companies                        ---            172,689
Other current assets                           3,135,075          1,806,231
Deferred income taxes (Note 5)                 3,513,038          3,513,038
                                             ____________       ____________
   Total current assets                       33,979,994         34,182,890
                                             ____________       ____________
Property, plant and equipment, net            26,509,150         26,603,069
Other assets                                   3,226,014          3,229,140
Deferred income taxes (Note 5)                   724,346            914,346
                                             ____________       ____________
   Total Assets                              $64,439,504        $64,929,445
                                             ============       ============
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                             $ 5,493,784        $ 4,843,679
Due to affiliated companies                       91,145                ---
Loan payable to bank                           3,000,000          2,000,000
Accrued expenses                               4,269,699          5,008,267
Accrued preferred dividends                      520,095            520,095
                                             ____________       ____________
   Total current liability                    13,374,723         12,372,041
                                             ____________       ____________
Stockholders' equity (Note 4)
Class A convertible preferred
   stock; par value $.01, authorized
   1,834,188 shares; issued and
   outstanding 834,188 (liquidation
   value $24,995,171)                              8,342             8,342
Common stock; par value $.01,
  authorized 25,000,000 shares;
  issued and outstanding 12,581,223
  at September 30, 1995 and
  June 30, 1995, respectively                    125,812           125,812
Capital in excess of par value                24,387,800        24,804,252
Retained earnings                             26,542,827        27,618,998
                                             ____________      ____________
   Total stockholders' equity                 51,064,781        52,557,404
                                             ____________      ____________
   Total Liabilities and
     Stockholders' Equity                    $64,439,504       $64,929,445
                                             ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                             PUREPAC, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
                                                    Three Months Ended
                                                       September 30,
                                              _____________________________
                                                  1995             1994
                                              ____________     ____________
Net Sales                                     $14,166,712      $16,876,313
Cost of sales                                  11,654,559       12,678,729
                                              ____________     ____________
Gross profit                                    2,512,153        4,197,584
                                              ____________     ____________
Expenses:
   Selling, general and administrative          2,255,102        2,471,463
   Research and development                     1,950,591        1,764,533
                                              ____________     ____________
Total expenses                                  4,205,693        4,235,996
                                              ____________     ____________
Income (Loss) from operations                  (1,693,540)         (38,412)
                                              ____________     ____________
Other income (expense), net                       (40,631)            (393)
                                              ____________     ____________
Income (Loss) before income taxes              (1,734,171)         (38,805)
Provision (benefit) for income taxes (Note 5)    (658,000)         (14,000)
                                              ____________     ____________
Income (Loss) Before Preferred Stock Dividends (1,076,171)         (24,805)
Preferred stock dividends                         520,095          520,095
                                              ____________     ____________
Net Income (Loss), Available for Common Stock $(1,596,266)     $  (544,900)
                                              ============     ============
Primary Earnings Per Common Share (Note 2):
   Net income (Loss)                          $      (.13)     $      (.04)
                                              ____________     ____________
Weighted average number of
   common shares outstanding                   12,581,223       12,510,098
                                              ____________     ____________
Earnings Per Share, Assuming
   Full Dilution (Note 2)


The accompanying notes are an integral part of these consolidated financial statements.


                                 PUREPAC, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                      Three Months Ended
                                                         September 30,
                                                 ____________________________
                                                     1995            1994
                                                 ____________    ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss), Available for Common Stock    $(1,596,266)    $ (544,900)
Adjustments To Reconcile Net Income (Loss)
  To Net Cash Provided By (Used For) Operating
  Activities:
  Depreciation and amortization                      519,543        520,404
  Compensation expense - stock grants                 66,946         96,316
  Deferred income tax, assets                        190,000        247,947
  Increase (Decrease) in Cash From:
  Accounts receivable                                (53,239)    (1,112,878)
  Inventory                                          999,294        575,816
  Other current assets                              (444,147)      (447,407)
  Accounts payable                                   650,105       (518,350)
  Accrued expenses                                  (738,568)      (569,294)
  Accrued income taxes                              (848,000)        57,403
  Due to/from affiliates                             263,834        (24,834)
                                                 ____________   ____________
  Total Adjustments                                  605,768     (1,174,877)
                                                 ____________   ____________
Net Cash Provided By (Used For)
  Operating Activities                              (990,498)    (1,719,777)
                                                 ____________   ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment          (422,498)      (725,325)
                                                 ____________   ____________
Net Cash Provided By (Used For)
  Investing Activities                              (422,498)      (725,325)
                                                 ____________   ____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from bank                               1,000,000            ---
                                                 ____________   ____________
Net Cash Provided By (Used For)
  Financing Activities                             1,000,000            ---
                                                 ____________   ____________
Increase (Decrease) In Cash and Cash Equivalents $  (412,996)   $(2,445,102)
                                                 ============   ============
Cash and cash equivalents, beginning of period     1,156,109      3,153,844
                                                 ------------   ------------
Cash and Cash Equivalents, End of Period         $   743,113    $   708,742
                                                 ============   ============
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                       $   54,332     $     6,764
  Income Taxes                                   $      ---     $       ---
                                                 ___________    ____________

The accompanying notes are an integral part of these consolidated financial statements.



                             PUREPAC, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


Notes to the Financial Statements included in Purepac, Inc.'s (the "Company") Form 10-K for the year ended June 30, 1995 contain information pertinent to the accompanying financial statements. There has been no material change in the information contained in such footnotes except as set forth below.
The Consolidated Balance Sheet at September 30, 1995, the Consolidated Statements of Operations for the three months ended September 30, 1995 and 1994 and the Consolidated Statements of Cash Flows for the three months ended September 30, 1995 and 1994 have not been audited.

In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of such financial results have been included.

1. Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Purepac Pharmaceutical Co. ("Purepac").

2. Earnings Per Common Share

Primary earnings per common share is calculated by (i) dividing income before the cumulative effect of a change in accounting for income taxes less preferred dividends by the weighted average number of common shares outstanding during the period and (ii) by dividing the cumulative effect of a change in accounting for income taxes, if any, by such average number
of common shares.   Common stock equivalents are excluded as the effect
is either not material or anti-dilutive. Earnings per share assuming full dilution is not presented as the effect would be anti-dilutive.

3. Inventory

                                  September 30,         June 30,
                                      1995                1995
                                  ____________      _____________

Raw materials                     $ 6,889,121        $ 4,813,344
Work-in-process                     3,515,696          5,327,342
Finished goods                      6,427,823          7,691,248
                                  ____________       ____________
   Total                          $16,832,640        $17,831,934
                                  ============       ============

4. Capital Stock

During the quarter ended September 30, 1995, no additional shares were issued.

A reconciliation of the change in total stockholders' equity is as follows:

                          Par Value of
                           Common and  Capital in                  Total
                           Preferred   Excess of    Retained   Stockholders'
                             Stock     Par Value    Earnings      Equity
                          __________  ___________  ___________  ___________

Balance, June 30, 1995     $134,154   $24,804,252  $27,618,998  $52,557,404
Class A preferred
  stock dividend                         (520,095)                 (520,095)
Stock grant amortization                   66,946                    66,946
Reduction of income tax
  liability from issuance
  of stock grants                          36,697                    36,697
Net Income (Loss)                                   (1,076,171)  (1,076,171)
                           _________  ____________ ____________ ____________
Balance, Sept. 30, 1995    $134,154   $24,387,800  $26,542,827  $51,064,781
                           =========  ============ ============ ============

5. Accounting for Income Taxes

The Company adopted Statement of Financial Accounting Standard No. 109 ("SFAS 109"), "Accounting for Income Taxes," effective July 1, 1993. Beginning with the adoption of SFAS 109, the income tax expense provision will not include the benefit of recognizing available loss carryforwards to the extent they have already been recognized as a deferred tax asset. Instead, there will be a reduction in the deferred tax asset when such benefits are utilized to reduce taxes payable.

Deferred income tax assets, both current and non-current, reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

The provision (benefit) for income tax expense was comprised of the following:

                                        Three Months Ended
                                           September 30,
                                   ___________________________
                                       1995            1994
                                   ___________     ___________
Current
  Federal                          $ (533,000)     $  (6,000)
  State                               (63,000)        (2,000)
                                   ____________    ___________
                                     (596,000)        (8,000)
Deferred
  Federal                             (24,000)        (5,000)
  State                               (38,000)        (1,000)
                                   ____________   ____________
     Total provision (benefit)     $ (658,000)    $  (14,000)

The Company has net operating losses and tax credits available as carryforwards to reduce future payments of federal income taxes. State tax losses are also available as carryforwards. At September 30, 1995, for federal tax purposes, the net operating loss and tax credit carryforwards amounted to $13,048,000 and $707,000, respectively; they expire through 2003. The future utilization of the net operating loss carryforwards is subject to limitation under provisions of the Internal Revenue Code.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results Of Operations - Three Month Period Ended September 30, 1995 Compared with the Three Month Period Ended September 30, 1994

Net sales for the current three month period was $14,167,000 compared with $16,876,000 for the corresponding 1994 period. The decrease reflects lower sales of certain mature products including nifedipine. The nifedipine products accounted for 8% of net sales in the current quarter compared with 11% for the corresponding 1994 quarter.

Gross profit for the current period was $2,512,000 compared with $4,198,000 for the corresponding 1994 period. Gross profit as a percent of net sales for the current period was 18% compared with 25% for the 1994 period. The decline was attributable to both the reduced sales and to lower selling prices for nifedipine and several other products.

Selling, general and administrative expense for the current period of $2,255,000 decreased from the corresponding prior period expense of $2,471,000 by $216,000 (9%). The expense as a percent of net sales was 16% compared with 15% for the 1994 period. The decrease in expense was primarily due to lower personnel expenses.

Research and development expense for the current period remained relatively constant at $1,951,000 compared with $1,765,000 for the corresponding 1994 period. The expense as a percent of net sales was 14% compared with 10% for the 1994 period. The increase of $186,000 (11%) primarily reflects timing differences.

The net loss before preferred stock dividends for the current three month period was $1,076,000 compared with a net loss before preferred stock dividends of $25,000 for the corresponding 1994 period.

The first quarter result was adversely affected by strong pricing pressures within the oral generic pharmaceutical industry and some unexpected delays in new product regulatory approvals did not allow the Company to offset those pressures, even though expense levels generally did not increase. The continuation of such delays could materially adversely impact on fiscal 1996 results.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had $743,000 in cash and cash equivalents at September 30, 1995, compared with $1,156,000 at June 30, 1995. The decrease in the current three month period of $413,000 resulted primarily from cash used for operating activities of $990,000, investments in property, plant and equipment of $423,000 offset by $1,000,000 borrowed from a bank.

A comparison of the balance sheet accounts at September 30, 1995 to the June 30, 1995 balances shows the following to be noteworthy:

   Inventory decreased by $999,000 in response to lower sales volumes.

   Other current assets increased by $1,329,000 primarily due to the recording of a federal income tax receivable based on the Company carrying back the current period's net operating loss.

 The accrued preferred dividend, payable to the Company's principal stockholder, Faulding Holdings Inc., of $520,095 for the three month period ended September 30, 1995 was subsequently paid on October 2, 1995.

In October 1995, the Company made the decision to restructure certain aspects of its business. This restructuring was considered necessary to make the Company more competitive in the oral generic pharmaceutical industry. Costs associated with this restructuring, including severance payments, will be incurred beginning in the second fiscal quarter and are expected to total less than $1 million. This restructuring will better position the Company to integrate the proposed acquisitions from Faulding Holdings Inc., which were announced in August 1995. These acquisitions are subject to approval by the Company's shareholders.

The Company believes current cash resources, anticipated operating cash flows and funds available under a revolving credit and loan arrangement with a bank will be sufficient to fund its working capital needs for the foreseeable future.

PART II  -  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On September 11, 1995, the United States District Court for the District of New Jersey granted the Company's motion to dismiss the complaint filed against the Company and certain of its senior executives in a lawsuit entitled Dechter vs. Purepac, Inc., Robert H. Bur and Russell J. Reardon,
94 Civ. 6195. The complaint, which purported to be a class action on behalf of purchasers of Purepac, Inc. common stock, asserted, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 and certain common law claims. At that hearing, the court dismissed the complaint in its entirety, finding that the complaint failed to allege any actual violation of the U.S. securities laws on the part of Purepac, Inc. or its senior executives. Pursuant to the court's decision, the plaintiffs had the opportunity to consider filing a motion with the court for permission to submit a proposed amended complaint to address the deficiencies that led to the court's dismissal of the current action. The plaintiffs elected not to file such a motion, thereby terminating such litigation.

Item 2. through Item 4.

Not Applicable.

Item 5.	OTHER EVENTS

Not Applicable.

Item 6 (a).	EXHIBITS

Not Applicable.

Item 6 (b). REPORTS ON FORM 8-K

On August 17, 1995, the Company filed a current report on Form 8-K to report the execution of a letter of intent to acquire certain businesses from its principal stockholder.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PUREPAC, INC.
                                  Registrant



Date:  November 13, 1995          /s/ Richard F. Moldin
                                  ____________________________________
                                  Richard F. Moldin
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



Date:  November 13, 1995         /s/ Lee H. Craker
                                 _____________________________________
                                 Lee H. Craker
                                 Chief Financial Officer
                                 (Principal Accounting Officer)