Form 10-Q
period 1995-12-31
PUREPAC INC/
filed 1996-02-15
CIK 729069

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10-Q

                              QUARTERLY REPORT


     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended December 31, 1995

                       Commission File Number: 0-13588



                                PUREPAC, INC.
             (Exact name of registrant as specified in its charter)



      DELAWARE                                           04-2769995
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


200 Elmora Avenue, Elizabeth, New Jersey                   07207
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:      (908) 527-9100



           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


Title of each class                 Name of each exchange on which registered

       None                                             None
-------------------                              -------------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of class)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes  [X]     No  [ ]



                                  12,615,223
                                  ----------
                       Number of shares outstanding of
              the Registrant's common stock as of February 5, 1996.

                                 PUREPAC, INC.


                                     INDEX


                                                                        Page No.
                                                                        --------
PART I  -  FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

           Consolidated Balance Sheets
             December 31, 1995 and June 30, 1995 . . . . . . . . . . . . .  3

           Consolidated Statements of Operations
             Three months ended December 31, 1995
             and 1994 and six months ended
             December 31, 1995 and 1994. . . . . . . . . . . . . . . . . .  4

             Consolidated Statements of Cash Flows
             Six months ended December 31, 1995
             and 1994. . . . . . . . . . . . . . . . . . . . . . . . . . .  5

             Notes to Consolidated Financial Statements. . .   . . . . . .  6


ITEM 2.	Management's Discussion and Analysis of
             Financial Condition and Results of Operations. . . . . . . . . 9





PART II  -  OTHER INFORMATION

ITEMS 1 thru 6 . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . 14

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

PUREPAC, INC.



CONSOLIDATED BALANCE SHEETS

                                             (Unaudited)
                                             December 31,        June 30,
                                                 1995              1995
--------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------
CURRENT ASSETS:

Cash and cash equivalents                   $    764,077      $  1,156,109
Accounts receivable                            9,917,611         9,702,889
Inventory (Note 3)                            18,922,633        17,831,934
Due from affiliated companies                        ---           172,689
Other current assets                           3,883,899         1,806,231
Deferred income taxes (Note 5)                 3,261,291         3,513,038
--------------------------------------------------------------------------
TOTAL CURRENT ASSETS                          36,749,511        34,182,890
--------------------------------------------------------------------------
Property, plant and equipment, net            26,377,337        26,603,069
Other assets                                   4,389,888         3,229,140
Deferred income taxes (Note 5)                 1,001,346           914,346
--------------------------------------------------------------------------
TOTAL ASSETS                                $ 68,518,082      $ 64,929,445
==========================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------
CURRENT LIABILITIES:

Accounts payable                            $  7,521,937      $  4,843,679
Due to affiliated companies                      224,806               ---
Loan payable to bank                           5,000,000         2,000,000
Accrued expenses                               4,922,575         5,008,267
Accrued preferred dividends                      520,095           520,095
--------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                     18,189,413        12,372,041
--------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (Note 4)
Class A convertible preferred stock;
   par value $.01, authorized 1,834,188
   shares; issued and outstanding 834,188
   (liquidation value $24,995,171)                 8,342             8,342
Common stock; par value $.01, authorized
   25,000,000 shares; issued and outstanding
   12,581,223 at December 31, 1995 and June
   30, 1995                                      125,812           125,812
Capital in excess of par value                23,904,182        24,804,252
Retained earnings                             26,290,333        27,618,998
--------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                    50,328,669        52,557,404
--------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 68,518,082      $ 64,929,445
==========================================================================

The accompanying notes are an integral part of these consolidated financial statements.

PUREPAC, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                          Three Months Ended              Six Months Ended
                                                             December 31,                   December 31,
                                                      ---------------------------    ---------------------------
                                                          1995          1994             1995          1994
----------------------------------------------------------------------------------------------------------------
NET SALES                                             $ 14,522,325   $ 15,477,435    $ 28,689,037   $ 32,353,748
Cost of sales                                           11,457,300     11,540,478      23,111,859     24,219,207
----------------------------------------------------------------------------------------------------------------
Gross profit                                             3,065,025      3,936,957       5,577,178      8,134,541
----------------------------------------------------------------------------------------------------------------
Expenses:
   Selling, general and administrative                   2,559,676      2,293,544       4,814,778      4,765,007
   Research and development                              2,595,783      1,480,438       4,546,374      3,244,971
----------------------------------------------------------------------------------------------------------------
Total expenses                                           5,155,459      3,773,982       9,361,152      8,009,978
----------------------------------------------------------------------------------------------------------------
Income (loss) form operations                           (2,090,434)       162,975      (3,783,974)       124,563
Other income (expense), net (Note 6)                     1,680,940        (13,175)      1,640,309        (13,568)
----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                         (409,494)       149,800      (2,143,665)       110,995
Provision (benefit) for income taxes (Note 5)             (157,000)        55,000        (815,000)        41,000
----------------------------------------------------------------------------------------------------------------
Income (loss) Before Preferred Stock Dividends            (252,494)        94,800      (1,328,665)        69,995
Preferred stock dividends                                  520,095        520,095       1,040,190      1,040,190
----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS), AVAILABLE FOR COMMON STOCK         $   (772,589)  $   (425,295)   $ (2,368,855)  $   (970,195)
================================================================================================================

Primary Earnings Per Common Share (Note 2)
   Net income (loss)                                  $       (.06)  $       (.04)   $       (.19)  $       (.08)
----------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding    12,581,223     12,510.098      12,581,223     12,510,098
----------------------------------------------------------------------------------------------------------------
Earnings Per Share Assuming Full Dilution (Note 2)
----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


PUREPAC, INC.

<CAPTION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       Six Months Ended
                                                         December 31,
                                                -----------------------------
                                                     1995            1994
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss), Available for Common Stock   $  (2,368,855)   $   (970,195)
Adjustments To Reconcile Net Income
(Loss) to Net Cash
   Provided By (Used For) Operating Activities:
   Depreciation and amortization                    1,039,086       1,040,808
   Compensation expense-stock grants                  103,423         192,632
   Deferred income tax, asset                         164,747         284,947
   INCREASE (DECREASE) IN CASH FROM:
   Accounts receivable                               (214,722)        816,294
   Inventory                                       (1,090,699)      1,583,449
   Other current assets                            (1,061,224)       (487,361)
   Other assets                                    (1,167,000)            ---
   Accounts payable                                 2,678,258      (2,970,617)
   Accrued expenses                                   (85,692)       (460,658)
   Accrued income taxes                              (979,747)         75,403
   Due to/from affiliates                             397,495        (260,619)
-----------------------------------------------------------------------------
   TOTAL ADJUSTMENTS                                 (216,075)       (185,722)
-----------------------------------------------------------------------------
Net Cash Provided By (Used For)
Operating Activites                                (2,584,930)     (1,155,917)
-----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITES:

Purchases of property, plant and equipment           (807,102)     (1,631,982)
-----------------------------------------------------------------------------
Net Cash Provided By (Used For)
Investing Activities                                 (807,102)     (1,631,982)
-----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITES:

Borrowings from bank                                3,000,000       1,000,000
-----------------------------------------------------------------------------
Net Cash Provided By (Used For)
Financing Activites                                 3,000,000       1,000,000
-----------------------------------------------------------------------------
Increase (Decrease) In Cash and Cash Equivalents $   (392,032)   $ (1,787,899)
=============================================================================
Cash and cash equivalents,
   beginning of period                              1,156,109       3,153,844
-----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                 $    764,077    $  1,365,945
=============================================================================
Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                      $     64,165    $     25,520
   Income Taxes                                  $        ---    $        ---
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


                                  PUREPAC, INC.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Notes to the Financial Statements included in Purepac, Inc.'s (the "Company") Form 10-K for the year ended June 30, 1995 contain information pertinent to the accompanying financial statements. There has been no material change in the information contained in such footnotes except as set forth below. The Consolidated Balance Sheet at December 31, 1995, the Consolidated Statements of Operations for the three and six months ended December 31, 1995 and 1994 and the Consolidated Statements of Cash Flows for the six months ended December 31, 1995 and 1994 have not been audited.

In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of such financial results have been included.


1.	Consolidation

	The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Purepac Pharmaceutical Co. ("Purepac").

2.	Earnings Per Common Share

	Primary earnings per common share is calculated by dividing income after preferred dividends by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded as the effect is either not material or anti-dilutive. Earnings per share assuming full dilution is not presented as the effect would be anti-dilutive.

3.	Inventory


                                    December 31,             June 30,
                                       1995                    1995
                                    ----------             ----------
Raw materials                        9,275,021              4,813,344
Work-in-progress                     2,841,462              5,327,342
Finished goods                       6,806,150              7,691,248
                                    ----------             ----------
           Total                    18,922,633             17,831,934
                                    ==========             ==========



4.	Capital Stock

	During the quarter ended December 31, 1995, no additional shares were issued.

	A reconciliation of the change in total stockholders' equity is as follows:

                         Par Value
                         of Common       Capital in                Total Stock-
                         and Preferred   Excess of      Retained     holders'
                         Stock           Par Value      Earnings      Equity
                         -------------   -----------  -----------  -----------
Balance,
   June 30, 1995          $    134,154   $24,804,252  $27,618,998  $52,557,404
Class A preferred
   stock dividend                         (1,040,190)               (1,040,190)
Stock grant amortization                     103,423                   103,423
Reduction of income tax
   liability from issuance
   of stock grants                            36,697                    36,697
Net Income (Loss)                                      (1,328,665)  (1,328,665)
                         -------------   -----------  -----------  -----------
Balance,
   December 31, 1995      $    134,154   $23,904,182  $26,290,333  $50,328,669
                         =============   ===========  ===========  ===========




5.	Accounting for Income Taxes

	The Company adopted Statement of Financial Accounting Standard No. 109 ("SFAS 109"), "Accounting for Income Taxes," effective July 1, 1993. Beginning with the adoption of SFAS 109, the income tax expense provision does not include the benefit of recognizing available loss carryforwards to the extent they have already been recognized as a deferred tax asset. Instead, there will be a reduction in the deferred tax asset when such benefits are utilized to reduce taxes payable.

	Deferred income tax assets, both current and non-current, reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

	The provision (benefit) for income tax expense was comprised of the following:


                          Three Months Ended           Six Months Ended
                              December 31,                December 31,
                        ----------------------      ----------------------
                           1995         1994           1995         1994
                        ----------   ---------      ----------   ---------
Current
  Federal               $(132,000)   $  10,000      $(665,000)   $   4,000
  State                       ---        8,000       ( 63,000)       6,000
                        ----------   ---------      ----------   ---------
                         (132,000)      18,000       (728,000)      10,000
Deferred
  Federal                     ---       37,000       ( 24,000)      31,000
  State                  ( 25,000)         ---       ( 63,000)         ---
                        ----------   ---------      ----------   ---------
Total provisions        $(157,000)   $  55,000      $(815,000)   $  41,000
                        ==========   =========      ==========   =========




        The Company has net operating losses and tax credits available as carryforwards to reduce future payments of federal income taxes.
        State tax losses are also available as carryforwards. At December 31, 1995, for federal tax purposes, the net operating loss and tax credit carryforwards amounted to $13,048,000 and $707,000, respectively; they expire through 2003. The future utilization of the net operating loss carryforwards is subject to limitation under provisions of the Internal Revenue Code.

        NEW ACCOUNTING PRONOUNCEMENTS

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

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 "Accounting For Stock Based Compensation" ("SFAS 123") which requires that an employer's financial statements include expanded disclosure regarding stock-based employee compensation arrangements. The Company is evaluating the requirements of SFAS 123, which must be adopted by fiscal year 1997, and currently believes that SFAS 123 will not have a material impact upon its results of operations or financial condition.


6.	Legal Settlement

Other income (expense) consists substantially of the settlement of an outstanding litigation matter with respect of an ANDA filing lodged with the FDA during 1995. Under the agreement, effective December 31, 1995, the proceeds will be received in three equal annual installments.


7.	Restructuring and Proposed Acquisitions

In October 1995, the Company made the decision to restructure certain aspects of its business. This restructure was considered necessary to prepare the Company to be more competitive in the oral generic pharmaceutical industry. Costs associated with this restructuring, including severance payments, were incurred beginning in the quarter ended December 31, 1995 and are expected to total less than $1 million. During the quarter such restructuring expenses totaled $580,000. This restructuring is expected to better position the Company to integrate the proposed acquisitions from Faulding Holdings Inc., which were announced in August 1995. These acquisitions are subject to approval by the Company's stockholders which approval will be sought at the February 29, 1996 Annual Meeting of Stockholders.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results Of Operations - Three and Six Month Periods Ended December 31, 1995 Compared with the Three and Six Month Periods Ended December 31, 1994

Net sales for the three and six month periods ended December 31, 1995 were $14,522,000 and $28,689,000, respectively, compared with $15,477,000 and
$32,354,000 for the corresponding 1994 periods. The declines in both periods reflect lower sales of nifedipine and certain mature products. The nifedipine products accounted for 6% and 7% of net sales for both the current three and six month periods, respectively, compared with 12% for both corresponding prior periods. The decrease in net sales is primarily due to declines in selling prices and, to a lesser degree, volume reductions of some products as a result of competitive pressure, and the absence of newly approved product introductions during such period.

Gross profit for the current three and six month periods was $3,065,000 and $5,577,000, respectively, compared with $3,937,000 and $8,135,000 for the corresponding 1994 periods. Gross profit as a percent of net sales was 21% and 19% for the current three and six month periods, respectively, compared with 25% for both corresponding prior periods. The gross profit declines were attributable to a combination of higher raw material costs and lower selling prices for nifedipine and several other products. Decreasing gross profits, as well as net sales, can be expected to continue until such time as Purepac receives FDA approvals for new products.

Selling, general and administrative expenses for the current three and six month periods of $2,560,000 and $4,815,000, respectively, increased over the corresponding prior period expenses of $2,294,000 and $4,765,000, respectively. The expenses as a percent of net sales were 18% and 17% for the current three and six month periods, respectively, compared with 15% for both corresponding 1994 periods. The increase in the expense level for the current three month period reflects $580,000 of severance payments related to the Company's restructuring plan. (See "Financial Condition, Liquidity and Capital Resources").

Research and development expenses for the current three and six month periods were $2,596,000 and $4,546,000, respectively, compared with $1,480,000 and $3,245,000 in the corresponding prior periods. The expenses as a percent of net sales were 18% and 16% for the current three and six month periods, respectively, compared with 10% for both corresponding 1994 periods.
The upward trend in the expense levels for both the current and six month periods reflects increased clinical expenses and additions of scientific personnel.

Other income for the current three and six month periods was $1,681,000 and $1,640,000, respectively, compared with other expense of $13,000 and $14,000 for the corresponding prior periods. These increases are attributable to the settlement of a litigation by the Company recorded in the quarter ended December 31, 1995. Also, other income (expense) reflects net interest expense and revolving credit agreement fees in excess of interest income.

The net loss before preferred stock dividends for the current three and six month periods were $252,000 and $1,329,000, respectively, compared with the net income before preferred stock dividends of $95,000 and $70,000 for the corresponding 1994 periods.

The results of operations for the three and six month periods ended December 31, 1995 were adversely affected by both negative pricing pressures within the oral generic pharmaceutical industry and delays in new product regulatory approvals which did not allow the Company to offset those declines. The continuation of delays in new product approvals could adversely impact on fiscal 1996 results.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had $764,000 in cash and cash equivalents at December 31, 1995, compared with $1,156,000 at June 30, 1995. The decrease in the current six month period of $392,000 resulted primarily from cash used for operating activities of $2,585,000 and investments in property, plant and equipment of $807,000 offset by $3,000,000 borrowed from a bank.

A comparison of the balance sheet accounts at December 31, 1995 to the June 30, 1995 balances shows the following to be noteworthy:

   Inventory increased by $1,091,000 primarily in raw materials in anticipation of increased production.

   Other current assets increased by $2,078,000 primarily due to the recording of a federal income tax receivable based on the Company carrying back the current period's net operating loss and secondarily due to the recording of a $583,000 current receivable related to a settlement of a lawsuit. (See Part II, Item I. "Legal Proceedings").

   Other assets increased by $1,161,000 due to the recording of the non-current portion of the receivable related to the settlement of the above-mentioned lawsuit.

   Accounts payable increased by $2,678,000 reflecting the increased raw material purchases in the current quarter.

The accrued preferred dividend, payable to the Company's principal stockholder, Faulding Holdings Inc., of $520,095 for the three month period ended December 31, 1995 was subsequently paid on January 2, 1996.

In October 1995, the Company made the decision to restructure certain aspects of its business. This restructure was considered necessary to prepare the Company to be more competitive in the oral generic pharmaceutical industry. Costs associated with this restructuring, including severance payments, were incurred beginning in the quarter ended December 31, 1995 and are expected to total less than $1 million. During the quarter such restructuring expenses totaled $580,000. This restructuring is expected to better position the Company to integrate the proposed acquisitions from Faulding Holdings Inc., which were announced in August 1995. These acquisitions are subject to approval by the Company's stockholders which approval will be sought at the February 29, 1996 Annual Meeting of Stockholders.

The Company believes that its current cash resources, anticipated operating cash flows and funds available under a revolving credit and loan arrangement with a bank will be sufficient to fund its working capital needs for the next 24 months. Depending upon the timing of the Company's cash flow requirements, which is highly dependent upon the unpredictable timing of the receipt of FDA product approvals, the future cash flow needs of the Company could exceed the available credit under its existing credit facilities. As of December 31, 1995, the Company had approximately $10.0 million of available borrowings under its existing credit facilities.

In addition, it is not anticipated that the businesses it plans to acquire ("Acquisitions") will generate adequate revenues to finance their combined operating expenses until at least 1998. The Company expects to receive $15.0 million from the sale of additional preferred stock directly associated with these Acquisitions. Although proceeds from the preferred stock will be used in substantial part for this purpose, additional funding is likely to be
required.  The   issuance of the preferred stock and the purchase of the
Acquisitions are subject to the approval by the Company's stockholders which approval will be sought at the February 29, 1996 Annual Meeting of Stockholders.

The use of the Company's credit facilities and other sources of capital to finance any shortfalls in the cash flow needs of the Acquisitions would diminish funding available to the Company to sustain or expand its current business operations. Consequently, there can be no assurance that the Company's operating results will be sufficient to permit it to adequately fund the Acquisitions, or that satisfying such financing obligations will not adversely affect its ongoing business operations or its ability to finance its current long range objectives. Accordingly, the Company may be forced to seek additional credit facilities or to seek additional funding from sales of its securities or from other sources.

The Company anticipates that it would be able to increase its credit facilities or obtain financing from other sources, should it require additional cash flow to support the commercialization of new products following receipt of FDA approval therefor. However, there can be no assurance that such financing will be available when required, if at all, or will be available upon terms the Company may deem commercially reasonable.



                         PART II  -  OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

Pursuant to an agreement dated as of December 31, 1995, the Company has settled certain litigation entitled Merck & Co., Inc. v. Purepac Pharmaceutical Co., Case No. 95-495, in the United States District Court for the District of Delaware. In accordance with such agreement, the Company is to receive a cash settlement. The proceeds of which is payable in three equal annual installments. In addition, the Company has agreed not to pursue the marketing or sale of the pharmaceutical product which was the subject of the litigation in the United States until 2006.


Item 2. through Item 4.

Not Applicable.


Item 5.	OTHER EVENTS

Not Applicable.


Item 6 (a). EXHIBITS

Not Applicable.


Item 6 (b). REPORTS ON FORM 8-K

Not Applicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PUREPAC, INC.


BY: /s/ Richard F. Moldin                   February 15, 1996
    -------------------------------------
    Richard F. Moldin
    President and Chief Executive Officer
    (Principal Executive Officer)


BY: /s/ Lee H. Craker                       February 15, 1996
    -------------------------------------
    Lee H. Craker
    Chief Financial Officer
    (Principal Accounting Officer)