Form 10-Q/A
period 1995-12-31
PUREPAC INC/
filed 1996-03-19
CIK 729069

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10-Q/A1

                              QUARTERLY REPORT


     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended December 31, 1995

                       Commission File Number: 0-13588



                                FAULDING INC.
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

Item 6 (a). EXHIBITS

        EX-27:  Financial Data Schedule

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FAULDING INC.


BY: /s/Richard F. Moldin                    March 19, 1996
    -------------------------------------
    Richard F. Moldin
    President and Chief Executive Officer
    (Principal Executive Officer)


BY: /s/Lee H. Craker                        March 19, 1996
    -------------------------------------
    Lee H. Craker
    Chief Financial Officer
    (Principal Accounting Officer)