Form 10-Q
period 1996-03-31
PUREPAC INC/
filed 1996-05-16
CIK 729069

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-Q

                              QUARTERLY REPORT

                       Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                For the Quarterly Period Ended March 31, 1996

                        Commission File Number: 0-13588


                                FAULDING INC.
                          (FORMERLY, PUREPAC, INC.)
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

     _______None________     ________________None_____________________


          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.01 per share
                   --------------------------------------
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                                  15,007,753

               Number of shares outstanding of the Registrant's
                       common stock as of  May 14, 1996.

                                 FAULDING INC.
                          (FORMERLY, PUREPAC, INC.)

                                    INDEX


                                                                  Page No.
PART I  -  FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements:

                 Consolidated Balance Sheets
                 March 31, 1996 and June 30, 1995 . . . . . . .      3

                 Consolidated Statements of Operations
                 Three months ended March 31, 1996
                 and 1995 and nine months ended
                 March 31, 1996 and 1995  . . . . . . . . . .        4

                 Consolidated Statements of Cash Flows
                 Nine months ended March 31, 1996
                 and 1995  . . . . . . . . . . . . . . . . . . .     5

                 Notes to Consolidated Financial Statements  . .     6


ITEM 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations  . . . . . .   12


PART II  -  OTHER INFORMATION

ITEMS 1 thru 4  . . . . . . . . . . . . . . . . . . . . . . . .      18

ITEMS 5 thru 6 . . . . . . . . . . . . . .  . . . . . . . . . .      19

SIGNATURES . . . . . . . . .. . . . . . . . . . . . . . . . .        19

FAULDING INC.
(Formerly, Purepac, Inc.)


CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                               March 31,         June 30,
                                                 1996              1995
- --------------------------------------------------------------------------
ASSETS
- --------------------------------------------------------------------------
CURRENT ASSETS:

Cash and cash equivalents                   $  6,598,847      $  1,224,799
Accounts receivable                           13,341,619        11,098,542
Inventory (Note 3)                            24,390,963        20,838,005
Due from affiliated companies                        ---         1,312,098
Other current assets                           3,853,919         2,298,349
Deferred income taxes (Note 5)                 3,261,291         3,513,038
- --------------------------------------------------------------------------
TOTAL CURRENT ASSETS                          51,446,639        40,284,831
- --------------------------------------------------------------------------
Property, plant and equipment, net            40,591,325        40,564,604
Other assets                                   4,245,051         3,595,530
Deferred income taxes (Note 5)                 1,024,346           914,346
- --------------------------------------------------------------------------
TOTAL ASSETS                                $ 97,307,361      $ 85,359,311
==========================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------
CURRENT LIABILITIES:

Accounts payable                            $  8,263,160      $  6,178,923
Due to affiliated companies                      512,320               ---
Loan payable to bank                                 ---         2,000,000
Accrued expenses                               5,505,830         5,085,452
Accrued preferred dividends                      578,220           520,095
- --------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                     14,859,530        13,784,470
- --------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (Note 1)
Class A convertible preferred stock;
   par value $.01, authorized 1,834,188
   shares; issued and outstanding 834,188
   (liquidation value $24,995,171)                 8,342             8,342
Class B convertible preferred stock;
   par value $.01, authorized 150,000
   shares; issued and outstanding 150,000
   (liquidation value $15,058,125)                 1,500               ---
Common stock; par value $.01, authorized
   35,000,000 shares; issued and outstanding
   14,997,128 at March 31, 1996 and 14,963,128
   at June 30, 1995                              149,971           149,631
Capital in excess of par value                57,330,115        43,797,870
Retained earnings                             24,957,903        27,618,998
- --------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                    82,447,831        71,574,841
- --------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 97,307,361      $ 85,359,311
==========================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FAULDING INC.
(Formerly, Purepac, Inc.)


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      Three Months Ended              Nine Months Ended
                                                           March 31,                      March 31,
                                                  ---------------------------    ---------------------------
                                                      1996          1995             1996           1995
- ------------------------------------------------------------------------------------------------------------
NET SALES                                         $ 18,513,454   $ 15,029,804    $ 52,211,765   $ 48,519,806
Cost of sales                                       14,225,447     11,657,472      42,301,051     36,759,369
- ------------------------------------------------------------------------------------------------------------
Gross profit                                         4,288,007      3,372,332       9,910,714     11,760,437
- ------------------------------------------------------------------------------------------------------------
Expenses:
   Selling, general and administrative               2,734,808      2,548,593       8,238,636      7,313,600
   Research and development                          2,647,602      2,041,765       7,740,680      5,593,970
   Acquisition expenses (Note 1)                     1,017,980            ---       1,017,980            ---
   Restructuring costs (Note 6)                         78,000            ---         657,574            ---
- ------------------------------------------------------------------------------------------------------------
Total expenses                                       6,478,390      4,590,358      17,654,870     12,907,570
- ------------------------------------------------------------------------------------------------------------
Income (loss) from operations                       (2,190,383)    (1,218,026)     (7,744,156)    (1,147,133)
Other income (expense), net                           (189,983)       (30,759)        996,841       (128,327)
- ------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                   (2,380,366)    (1,248,785)     (6,747,315)    (1,275,460)
Provision (benefit) for income taxes (Note 5)         (266,000)      (301,000)     (1,081,000)      (260,000)
- ------------------------------------------------------------------------------------------------------------
Income (loss) Before Preferred Stock Dividends      (2,114,366)      (947,785)     (5,666,315)    (1,015,460)
Preferred stock dividends                              578,220        520,095       1,618,410      1,560,285
- ------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS), AVAILABLE FOR COMMON STOCK     $ (2,692,586)  $ (1,467,880)   $ (7,284,725)  $ (2,575,745)
============================================================================================================
Primary Earnings Per Common Share (Note 2)
   Net income (loss)                              $       (.18)  $       (.10)   $       (.49)  $       (.17)
- ------------------------------------------------------------------------------------------------------------
Weighted average number of common
shares outstanding                                  14,996,754     14,935,753      14,974,255     14,906,373
- ------------------------------------------------------------------------------------------------------------
Earnings Per Share Assuming Full Dilution (Note 2)
- ------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


FAULDING INC.
(Formerly, Purepac, Inc.)


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       Nine Months Ended
                                                           March 31,
                                                -----------------------------
                                                     1996            1995
- -----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss), Available for Common Stock   $  (7,284,725)   $ (2,575,745)
Adjustments To Reconcile Net Income
(Loss) to Net Cash
   Provided By (Used For) Operating Activities:
   Depreciation and amortization                    2,345,073       1,756,028
   Compensation expense-stock grants                  115,798         288,948
   Deferred income tax, asset                         141,747          52,947
   INCREASE (DECREASE) IN CASH FROM:
   Accounts receivable                             (2,243,076)      1,744,021
   Inventory                                       (3,552,958)      1,044,574
   Other current assets                            (1,152,829)       (248,714)
   Other assets                                      (658,899)            ---
   Accounts payable                                 2,084,236      (2,125,497)
   Accrued expenses                                   420,378        (921,637)
   Accrued income taxes                              (366,044)          6,403
   Accrued preferred dividends                         58,125             ---
   Due to/from affiliates                             565,002        (139,602)
- -----------------------------------------------------------------------------
   TOTAL ADJUSTMENTS                               (2,243,447)      1,457,471
- -----------------------------------------------------------------------------
Net Cash Provided By (Used For)
Operating Activites                                (9,528,172)     (1,118,274)
- -----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITES:
Purchases of property, plant and equipment         (2,362,416)     (2,413,859)
- -----------------------------------------------------------------------------
Net Cash Provided By (Used For)
Investing Activities                               (2,362,416)     (2,413,859)
- -----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITES:

Borrowings from bank                                      ---       1,000,000
Repayments to bank                                 (2,000,000)            ---
Proceeds from issuance of preferred stock          15,000,000             ---
Proceeds from additions to paid in capital          4,264,636             ---
- -----------------------------------------------------------------------------
Net Cash Provided By (Used For)
Financing Activites                                17,264,636       1,000,000
- -----------------------------------------------------------------------------
Increase (Decrease) In Cash and Cash Equivalents $  5,374,048    $ (2,532,133)
=============================================================================
Cash and cash equivalents,
   beginning of period                              1,224,799       3,188,358
- -----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                 $  6,598,847    $    656,225
=============================================================================
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
   Interest                                      $    206,188    $     56,279
   Income Taxes                                  $   (856,703)   $        ---
- -----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


                               FAULDING INC.
                        (FORMERLY, PUREPAC, INC.)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


Notes to the Financial Statements included in Faulding Inc.'s (the "Company") Form 10-K or the year ended June 30, 1995 contain information pertinent to the accompanying financial statements. There has been no material change in the information contained in such footnotes except as set forth below. The Consolidated Balance Sheet at March 31, 1996, the Consolidated Statements of Operations for the three and nine months ended March 31, 1996 and 1995 and the Consolidated Statements of Cash Flows for the nine months ended March 31, 1996 and 1995 have not been audited.

In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of such financial results have been included.

1.	Acquisitions and Consolidation

On February 29, 1996 the Company acquired all of the outstanding capital stock of each of Faulding Medical Device Co. ("FMD"), Faulding Puerto Rico, Inc. ("FPR"), and Faulding Pharmaceutical Co. ("FPC"), collectively the "Acquired Companies,", from Faulding Holdings Inc. (the Company's principal stockholder) in exchange for 2,381,905 shares of its common stock. As part of the acquisition, the Company created a Class B Preferred Stock with 150,000 authorized shares, par value at $.01, all of which were issued to Faulding Holdings Inc. for a cash purchase price of $100 per share.

At the effective date of acquisition, the Company changed its name from Purepac, Inc. to Faulding Inc. and the authorized number of shares of common stock was increased from 25,000,000 shares to 35,000,000 shares.

The acquisition transaction was accounted for as similar to a pooling of interests and, therefore, financial statements for all periods presented have been restated as if the acquisition took place at the beginning of the earliest period presented. The financial statements reflect the accounts of Faulding Inc. (including its wholly owned subsidiary, Purepac Pharmaceutical Co.) and the Acquired Companies.

The combined operations reported in the Company's consolidated financial statements are comprised as follows (in thousands):

<CAPTION
                                              Three Months Ended              Nine Months Ended
                                                    March 31,                      March 31,
                                            ---------------------------    -------------------------
                                               1996          1995             1996           1995

Faulding Inc.
(Formerly, Purepac, Inc.)
- ----------------------------------
Net Sales                                   $ 15,466      $ 14,473         $ 44,155      $ 46,827
Cost of sales                                 11,324        10,865           34,435        35,084
Total operating expenses                       5,289         4,413           14,650        12,423
Net Income (loss) before preferred
   stock dividends                            (1,078)         (514)          (2,407)         (444)


Combined Operations of
Acquired Companies
- ----------------------------------
Net Sales                                   $  3,047      $    557         $  8,057      $  1,693
Cost of sales                                  2,901           793            7,866         1,675
Total operating expenses                       1,190           177            3,005           485
Net Income (loss) before preferred
   stock dividends                            (1,036)         (434)          (3,259)         (572)


Consolidated Operations
(as restated)
- ----------------------------------
Net Sales                                   $ 18,513      $ 15,030         $ 52,212      $ 48,520
Cost of sales                                 14,225        11,658           42,301        36,759
Total operating expenses                       6,479         4,590           17,655        12,908
Net Income (loss) before preferred
   stock dividends                            (2,114)         (948)          (5,666)       (1,016)



Note:  The Acquired Companies' operations for the three and nine months ended
       March 31, 1995 reflect the results of FMD only, as FPR and FPC did not commence operations until April 7, 1995.



Since the acquisition transaction was accounted for as similar to a pooling of interests, the acquisition expenses of $1,018,000 incurred were charged to results of operations in the three months ended March 31, 1996. The expenses include $552,000 for financial advisory services and $466,000 for professional fees.

A reconciliation of the change in total stockholders' equity is as follows:


                         Par Value
                         of Common       Capital in                Total Stock-
                         and Preferred   Excess of      Retained     holders'
                         Stock           Par Value      Earnings      Equity
                         -------------   -----------  -----------  -----------
Balance June 30, 1995
 as previously reported   $    134,154   $24,804,252  $27,618,998  $52,557,404

Common stock issued
 pursuant to Acquisition        23,819    18,993,618                19,017,437
- ------------------------  ------------   -----------  -----------  -----------
Balance, June 30, 1995         157,973    43,797,870   27,618,998   71,574,841
 as restated

Preferred stock Class B
 issued                          1,500    14,998,500                15,000,000

Common stock issued pursuant
 to stock grant plan               340          (340)

Class A preferred stock
 dividend                                 (1,560,285)               (1,560,285)

Class B preferred stock
 dividend                                    (58,125)                  (58,125)

Stock grant amortization                     115,798                   115,798

Reduction of income tax
   liability from issuance
   of stock grants                            36,697                    36,697

Pooling of interest adjustment                          3,005,220    3,005,220

Net Income (Loss)                                      (5,666,315)  (5,666,315)
                         -------------   -----------  -----------  -----------
Balance March 31, 1995    $    159,813   $57,330,115  $24,957,903  $82,447,831
                         =============   ===========  ===========  ===========



2.	Earnings Per Common Share

	Primary earnings per common share is calculated by dividing income after preferred dividends by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded as the effect is either not material or anti-dilutive. Earnings per share assuming full dilution is not presented as the effect would be anti-dilutive.

3.	Inventory
                                    March 31,              June 30,
                                      1996                   1995
                                   -----------           -----------
        Raw materials              $11,028,724           $ 6,078,441
        Work-in-process              4,384,853             6,113,537
        Finished goods               8,977,386             8,646,027
                                   -----------           -----------
                   Total           $24,390,963           $20,838,005
                                   ===========           ===========


4.      Capital Stock

	During the quarter ended March 31, 1996 the Company issued 34,000 shares of common stock to employees pursuant to the Company's 1991 Restricted Stock Incentive Plan. The Company received no proceeds from this transaction. As a result of the issuance of these shares, the Company will have an income tax deduction of $200,000 in the fiscal year ending June 30, 1997. The deduction will result in a reduction in the taxes payable of approximately $76,000. In the same fiscal year, for financial reporting purposes, the tax benefit will be recorded as a reduction of the deferred tax asset to the extent previously provided, and the remainder of the benefit will be recorded as additional capital in excess of par value. The tax effects will not be reflected in the reported earnings or the earnings per share calculations.


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

  The provision (benefit) for income tax expense was comprised of the following:



                          Three Months Ended           Nine Months Ended
                               March 31,                   March 31,
                        ----------------------      ----------------------
                           1996         1995           1996         1995
                        ----------   ---------      ----------   ---------
Current
  Federal               $(218,000)   $ (24,000)     $(883,000)   $ (20,000)
  State                   (25,000)     (45,000)       (88,000)     (39,000)
                        ----------   ---------      ----------   ---------
                         (243,000)     (69,000)      (971,000)     (59,000)
Deferred
  Federal                  (1,000)    (232,000)       (25,000)    (201,000)
  State                  ( 22,000)         -0-        (85,000)         -0-
                        ----------   ---------      ----------   ---------
Total provisions        $(266,000)   $(301,000)   $(1,081,000)   $(260,000)
                        ==========   =========      ==========   =========



The Company has net operating losses and tax credits available as carryforwards to reduce future payments of federal income taxes. State tax losses are also available as carryforwards. At March 31, 1996, for federal tax purposes, the net operating loss and tax credit carryforwards amounted to $13,048,000 and $707,000, respectively; they expire through 2003. The future utilization of the net operating loss carryforwards is subject to limitation under provisions of the Internal Revenue Code.

As a result of the acquisition of the Acquired Companies, there are estimated to be approximately $2,000,000 of additional net operating loss carryforwards for federal tax purposes at March 31, 1996, generated principally by FMD. These net operating loss carryforwards are limited to the individual future taxable income of the respective companies. These net operating loss carryforwards expire through 2006.


6.	Restructuring

In October 1995, the Company made the decision to restructure certain aspects of its business. This restructure was considered necessary to prepare the Company to be more competitive in the generic pharmaceutical industry. Costs associated with this restructuring, including severance payments, were incurred beginning in October, 1995 and are expected to total less than $1 million. During the nine months ended March 31, 1996 such restructuring costs totaled $657,000. This restructuring is expected to better position the Company to integrate the Acquired Companies.

7.	New Accounting Pronouncements

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

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 "Accounting For Stock Based
Compensation" ("SFAS 123") which requires that an employer's financial statements include expanded disclosure regarding stock-based employee compensation arrangements. The Company is evaluating the requirements of SFAS 123, which must be adopted by fiscal year 1997.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
	(Dollars presented in thousands)

Results Of Operations - Three and Nine Month Periods Ended March 31, 1996 Compared with the Three and Nine Month Periods Ended March 31, 1995

Overview:  Acquisitions and Consolidation

On February 29, 1996 the Company acquired all of the outstanding capital stock of each of Faulding Medical Device Co. ("FMD"), Faulding Puerto Rico, Inc. ("FPR"), and Faulding Pharmaceutical Co. ("FPC"), collectively the "Acquired Companies," from Faulding Holdings Inc. (the Company's majority stockholder) in exchange for 2,381,905 shares of its common stock. As a result, the acquisition transaction was accounted for as similar to a pooling of interests and, therefore, financial statements for all periods presented have been restated as if the acquisition took place at the beginning of the earliest period presented. The financial statements reflect the accounts of Faulding Inc. (including its wholly owned subsidiary, Purepac Pharmaceutical Co.) and the Acquired Companies. Since the acquisitions were accounted for as similar to a pooling of interests, acquisition expenses of $1,018 were charged against the results of operations in the March 31, 1996 quarter.


Results of Operations

The following segregates the results of operations before income taxes for Faulding Inc. into the Company's business prior to the acquisition, "Purepac," and the Acquired Companies which became wholly owned subsidiaries of Faulding Inc. effective March 1, 1996.


STATEMENTS OF OPERATIONS (UNAUDITED) - Purepac

                                                      Three Months Ended              Nine Months Ended
                                                           March 31,                      March 31,
                                                  ---------------------------    ---------------------------
                                                      1996          1995             1996           1995
- ------------------------------------------------------------------------------------------------------------
NET SALES                                         $   15,466   $     14,473    $     44,155   $     46,827
Cost of sales                                         11,324         10,865          34,435         35,084
- ------------------------------------------------------------------------------------------------------------
Gross profit                                           4,142          3,608           9,720         11,743
- ------------------------------------------------------------------------------------------------------------
Expenses:
   Selling, general and administrative                 2,017          2,549           6,252          7,314
   Research and development                            2,176          1,864           6,723          5,109
   Acquisition expenses                                1,018            ---           1,018            ---
   Restructuring costs                                    78            ---             657            ---
- ------------------------------------------------------------------------------------------------------------
Total expenses                                         5,289          4,413          14,650         12,423
- ------------------------------------------------------------------------------------------------------------
Income (loss) from operations                         (1,147)          (805)        (4,930)          (680)
Other income (expense), net                              (40)           (10)         1,600            (24)
- ------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                     (1,187)          (815)        (3,330)          (704)
- ------------------------------------------------------------------------------------------------------------



STATEMENTS OF OPERATIONS (UNAUDITED) - Acquired Companies

                                                          Three Months Ended              Nine Months Ended
                                                               March 31,                      March 31,
                                                      ---------------------------    ---------------------------
                                                          1996          1995             1996           1995
- ----------------------------------------------------------------------------------------------------------------
NET SALES                                             $   3,047   $       557        $   8,057      $   1,693
Cost of sales                                             2,901           793            7,866          1,675
- ----------------------------------------------------------------------------------------------------------------
Gross profit                                                146          (236)             191             18
- ----------------------------------------------------------------------------------------------------------------
Expenses:
   Selling, general and administrative                      719           ---            1,987            ---
   Research and development                                 471           177            1,018            485
- ----------------------------------------------------------------------------------------------------------------
Total expenses                                            1,190           177            3,005            485
- ----------------------------------------------------------------------------------------------------------------
Income (loss) from operations                            (1,044)         (413)          (2,814)          (467)
Other income (expense), net                                (150)          (21)            (603)          (105)
- ----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                        (1,194)         (434)          (3,417)          (572)
- ----------------------------------------------------------------------------------------------------------------



The discussion below relates to the segregated results presented above.

Purepac Results of Operations

Net sales for the three and nine month periods ended March 31, 1996 were $15,466 and $44,155, respectively, compared with $14,473 and $46,827 for the corresponding 1995 periods. The increase in the third quarter's result of 6.9% over the prior year period is primarily due to initial net sales of diclofenac, which was approved in March 1996. Diclofenac sales in the March 1996 quarter represented 14.9% of the quarter's sales, partly due to filling the customer supply pipeline. For the nine months to March 31, 1996, net sales declined by 5.7% caused principally by price erosion due to competition impacting on Purepac's mature product line, which includes the product nifedipine. Other than diclofenac, no new product approvals were received by Purepac during the nine month period to March 31, 1996.

Gross profit for the three and nine month periods ended March 31, 1996 were $4,142 and $9,720, respectively, compared with $3,608 and $11,743 for the corresponding 1995 periods. Gross profit as a percentage of net sales for the three and nine month periods ended March 31, 1996 were 26.8% and 22.0%, compared with 24.9% and 25.1% for the corresponding periods in the prior year. For the three and nine month periods respectively, the approval of diclofenac and price erosion due to competition were the main reasons for the differences from prior comparable periods.

Selling, general and administrative expenses for the current three and nine month periods were $2,017 and $6,252, respectively, compared to the corresponding prior year's respective amounts of $2,549 and $7,314. Current period expenses as a percentage of net sales were 13.0% and 14.2%, respectively, compared with 17.6% and 15.6% for the corresponding prior year's periods. In addition, Purepac incurred $1,018 in acquisition expenses in the nine months to March 31, 1996 related to the purchase of the Acquired Companies, and an additional $657 in costs related to the restructuring of the Purepac business. Of these costs, all the acquisition expenses and $78 of the restructuring costs were expensed in the March 31, 1996 quarter. Some additional restructuring costs are expected in the June 1996 quarter, with total restructuring costs for the financial year still projected to be less than $1,000. No such acquisition or restructuring costs were incurred in the prior financial year.

Research and development expenses for the current three and nine month periods were $2,176 and $6,723, respectively. This equates to 14.1% and 15.2% of net sales. Expenditures for the prior year's corresponding periods were $1,864 (12.9%) and $5,109 (10.9%). The increase in research and development expenses was mainly due to an increase in biostudies costs required as part of the Abbreviated New Drug Application ("ANDA") submission process to the United States Food and Drug Administration ("FDA"), in addition to the recruitment of key new scientific personnel.

Other income/(expense) for the current three and nine month periods were ($40) and $1,600, respectively, compared with ($10) and ($24), respectively, in the prior year's corresponding periods. The $1,600 for the current nine month period is mainly attributable to the settlement of a patent litigation by Purepac which was recorded in the quarter ended December 31, 1995.

Net loss before income tax for the current three and nine month periods were $1,187 and $3,330, respectively. If the acquisition and restructuring costs were excluded for the current year's reported periods, the losses would be $91 and $1,655. These results compare to net losses before income tax for the prior year's corresponding periods of $815 and $704.

The results for the three and nine month periods ended March 31, 1996 were adversely affected by both negative pricing pressures within the oral generic pharmaceutical industry and delays in new product approvals, with the exception of diclofenac. The future financial results will continue to be dependent on the ability of income from sales of new products to counter ongoing price erosion within the industry.

Acquired Companies Results of Operations

The Acquired Companies became wholly owned subsidiaries of Faulding Inc. effective March 1, 1996. FPC and FPR did not commence operations until April 7, 1995; hence the prior year comparisons represent only the operating results of FMD. Current and prior year net sales for FMD relate to a distribution agreement with a third party -- which was terminated as of December 31, 1995 -- for products sourced from F.H. Faulding & Co. Limited ("F.H. Faulding"), the beneficial majority stockholder of Faulding Inc.
The products previously sold under that agreement, together with additional products sourced from F.H. Faulding, are now being sold by FPC. Consequently, comparison with the prior year is not representative and hence the following analysis principally relates to current year operating results.

Net sales for the three and nine month periods ended March 31, 1996 were $3,047 and $8,057, respectively. Of these net sales, 71.9% and 78.3%, respectively, were related to products manufactured at the FPR production facility in Aguadilla, Puerto Rico. These products were sold either under contract manufacturing agreements or by FPC to its customers in the USA. The majority of the remainder of the net sales comprises products licensed from F.H. Faulding. Net sales in the current three month period included initial sales of mitomycin, licensed from F.H. Faulding, which the FDA approved for marketing in November 1995.

Gross profit for the three and nine month periods ended March 31, 1996 were $146 and $191, respectively. Gross profit was unfavorably impacted by both under utilization of the production facility in Puerto Rico and production related expenses incurred by FMD, which did not record any net sales. Gross profit in the current three month period included the earnings from the initial sales of mitomycin.

Selling, general and administrative expenses for the current three and nine month periods were $719 and $1,987, respectively, representing principally selling expenses associated with FPR and FPC.

Research and development expenses include the development costs associated with FMD. Expenses for the current three and nine months were $471 and $1,018, respectively.

Net loss before income tax for the three and nine month periods to March 31, 1996 was $1,194 and $3,417, respectively. Of the current nine month loss before income tax, $3,005 was incurred prior to becoming wholly owned subsidiaries of Faulding Inc.

Consolidated Income Tax Benefit

The calculation of the income tax benefit of the Company, which includes Purepac and the Acquired Companies, has been prepared in accordance with accounting for the acquisitions as similar to a pooling of interests consistently applying Statement of Financial Accounting Standard No. 109 ("SFAS109"). Purepac's net loss before income tax resulted in the recording of an income tax benefit of $108 and $923 for the three and nine month current periods.

For the Acquired Companies, only the net loss before income tax, since acquisition, can be consolidated into the Company's income tax returns. As a result, an income tax benefit of $158 has been included in both the three and nine month current periods. However, under SFAS109, the income tax benefit of the net losses prior to acquisition have been fully reserved against as the recovery of these losses is dependent on future taxable income of the respective companies, which at present cannot be assured.

Financial Condition, Liquidity And Capital Resources

The Company had $6,599 in cash and cash equivalents at March 31, 1996, compared with $1,225 at June 30, 1995. The increase in the current nine month period of $5,374 resulted primarily from $15,000 in cash provided by the issuance of the Class B Preferred Stock associated with the February 29, 1996 acquisitions and $4,265 provided by additions to paid-in capital. This was offset by $9,528 used for operating activities, $2,362 for investments in property, plant and equipment and $2,000 to repay a bank loan.

A comparison of the balance sheet accounts at March 31, 1996 to the June 30, 1995 balances shows the following to be noteworthy:

     Accounts receivable increased by $2,243 due to the higher sales level in the current quarter.

     Inventory increased by $3,553 primarily in raw materials in anticipation of increased production.

     Other current assets increased by $1,556 primarily due to the recording of a federal income tax receivable based on carrying back the current period's net taxable loss of Purepac and secondarily due to the recording of a $583 current receivable related to a settlement of patent litigation.

     Accounts payable increased by $2,084 reflecting the increased raw material purchases in the current quarter.

The accrued preferred dividends payable to the Company's majority stockholder, Faulding Holdings Inc., of $578 for the three month period ended March 31, 1996 were subsequently paid on April 1, 1996.

In October 1995, the Company made the decision to restructure certain aspects of its business. This restructuring was considered necessary to prepare the Company to be more competitive in the oral generic pharmaceutical industry. Also, this restructuring is expected to better position the Company to integrate the Acquired Companies. Costs associated with this restructuring, including severance payments, are expected to total less than $1,000. During the six months to March 31, 1996, such restructuring expenses totaled $657.

The Company believes that its current cash resources, anticipated operating cash flows and funds available under a revolving credit and loan arrangement with a bank will be sufficient to fund its working capital needs for the next 24 months. In addition, it is not anticipated that the Acquired Companies will generate adequate revenues to finance their combined operating expenses until at least 1998. Depending upon the timing of the Company's cash flow requirements, which is highly dependent upon the unpredictable timing of the receipt of FDA product approvals, the future cash flow needs of the Company could exceed the Company's current cash resources and its available credit under its existing credit facilities. As of March 31, 1996, the Company had $6,599 in cash, plus approximately $15,000 of available borrowings under its existing credit facilities.

Accordingly, the Company may need to seek additional credit facilities or to seek additional funding from sales of its securities or from other sources. The Company anticipates that it would be able to increase its credit facilities or obtain financing from other sources, should it require additional cash flow to support the commercialization of new products following receipt of FDA approval therefor. However, there can be no assurance that such financing will be available when required, if at all, or will be available upon terms the Company may deem commercially reasonable.

                         PART II  -  OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

        Not Applicable.


Item 2. through Item 3.

        Not Applicable.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The Company held an Annual Meeting of Stockholders on February 29, 1996. The following is a summary of the proposals that were voted upon at the meeting and the voting results therefrom:
                                                Votes         Abstentions
                                                Against or    and Broker
        Proposal                  Votes For     Withheld      Non-Votes
- -----------------------------     ---------     ----------    -----------
Approval of the acquisition
by the Company, in exchange
for 2,253,521 shares of the
Company's common stock (sub-
ject to adjustment) of the
three following operating
subsidiaries of Faulding
Holdings Inc.:
 Faulding Medical Device Co.
 Faulding Puerto Rico, Inc.
 Faulding Pharmaceutical Co.        9,116,879    226,325       66,385

Approval of the sale by the
Company to Faulding Holdings
Inc. of shares of a new class
of preferred stock of the
Company, bearing an annual
dividend of 4.5% and convertible
into an aggregate of 1,564,950
shares of the Company's common
stock, for $15 million.             9,116,879    226,325       66,385

Approval of an amendment to
the Company's Certificate of
Incorporation to change the
name of the Company to
"Faulding Inc."                     9,798,840    155,670       63,880

Approval of an amendment to
the Company's Certificate of
Incorporation to increase
the Company's authorized
common stock from 25,000,000
shares to 35,000,000 shares.        9,458,878    322,768       88,220


Election of five directors
of the Company for the
ensuing year:
   Edward D. Tweddell              12,046,819    105,018
   Alan G. McGregor                12,043,345    108,492
   Richard F. Moldin               12,046,319    105,518
   David Beretta                   12,047,119    104,718
   Bruce C. Tully                  12,046,819    105,018


Ratification of Deloitte
& Touche LLP as the Company's
independent auditors for
the fiscal year ending
June 30, 1996.                     12,072,472     24,835       56,930

Item 5.	OTHER EVENTS

On February 29, 1996 the stockholders approved a change of the Company's name from Purepac, Inc. to Faulding Inc. effective February 29, 1996. The NASDAQ trading symbol changed from PURE to FAUL.


Item 6 (a).	EXHIBITS

                Not Applicable.


Item 6 (b).	REPORTS ON FORM 8-K

                Not Applicable.




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FAULDING INC.


BY: /s/ Richard F. Moldin                                 May 15, 1996
    Richard F. Moldin
    President and Chief Executive Officer
    (Principal Executive Officer)


BY: /s/ Lee H. Craker                                     May 15, 1996
    Lee H. Craker
    Chief Financial Officer
    (Principal Accounting Officer)