Form 10-K
period 1996-06-30
PUREPAC INC/
filed 1996-09-27
CIK 729069

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                             ---------------------


                                   FORM 10-K

                                 ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For Fiscal Year Ended June 30, 1996

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


           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                Name of each exchange on which registered

       None                                             None
- -------------------                -----------------------------------------


            Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $.01 per share
                      --------------------------------------
                                 (Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. / /


                                  15,064,560

                Number of shares outstanding of the Registrant's
                      Common Stock as of September 16, 1996


                                 $ 36,161,675

      	Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of September 16, 1996

PART I
(All dollar references are in thousands, unless otherwise indicated.)

ITEM 1.    BUSINESS

(a) & (b) General Development of Business and Financial
Information

About Industry Segments

Faulding Inc. (the "Company"), through Purepac Pharmaceutical Co. ("Purepac"), a wholly-owned subsidiary, is primarily engaged in the development, manufacture and sale of generic oral drug products. Through acquisitions, as noted below, the Company recently has expanded its operations into the generic injectable and medical device businesses.

The Company was incorporated in Delaware on September 2, 1982.  On
February 29, 1996, the Company's name was changed to Faulding Inc in conjunction with the acquisition transaction discussed herein (see "Acquisitions"). The Company's executive offices and principal research, manufacturing and distribution facilities are located at 200 Elmora Avenue, Elizabeth, New Jersey 07207; its telephone number is (908) 527-9100.

A majority of the outstanding common stock of the Company is owned by Faulding Holdings Inc. ( Holdings ), a wholly-owned subsidiary of F.H. Faulding & Co. Limited ( Faulding ), a major Australian pharmaceutical company.

Acquisitions

On February 29, 1996 the Company acquired all of the outstanding capital stock of each of Faulding Medical Device Co. ("FMD"), Faulding Puerto
Rico, Inc. ("FPR"), and Faulding Pharmaceutical Co. ("FPC"), collectively the "Acquired Companies," from Holdings in exchange for 2,438,712 shares of its common stock. As part of the acquisition, the Company created a Class
B Preferred Stock with 150,000 authorized shares, par value at $.01, all of which were issued to Holdings for a cash purchase price of $100 per share, resulting in net proceeds to the Company. All subsequent references herein to the Company shall be deemed to include the Acquired Companies unless otherwise stated.

Acquired Companies

FMD is engaged in the design, development and commercialization of disposable medical devices and injectable drug delivery system devices.

FPR operates a parenteral product pharmaceutical manufacturing facility producing a variety of generic injectable pharmaceuticals in Aguadilla, Puerto Rico.

FPC was established to market the products manufactured by FPR and certain injectable generic drug products manufactured by Faulding and licensed to FPC.

(c) Description of Business

Introduction

A generic drug contains the same active drug substances as and is the therapeutic equivalent of a brand name drug for which patent protection, granted by the United States Patent Office and/or exclusivity granted by the United States Food and Drug Administration (the "FDA"), has expired. Accordingly, a generic drug is marketed under its chemical name or under a brand name promoted by its generic manufacturer. While subject to the same government standards as its brand name equivalent, a generic drug is usually marketed at a substantially lower price.

Sales of generic drugs have increased significantly in recent years, due in substantial part to greater awareness and acceptance of generic drugs by physicians, pharmacists and the general public. Among the factors contributing to such increased awareness and acceptance have been the enactment and modification of laws in most states permitting (or in some instances requiring) physicians or pharmacists to substitute generic drugs for brand name drugs, and the publication by the FDA of a list of therapeutically equivalent drugs which provides physicians and pharmacists with the approved sources of generic drug alternatives for each drug product. In addition, since generic drugs are typically sold at prices substantially below those of brand name drugs, the prescribing of generic drugs has been encouraged and, in some instances, required by various government agencies and private health insurers as a cost-saving measure in the purchase of, or reimbursement for, drug products.

Products

The Company markets generic prescription drugs in oral solid (tablet and capsule), and injectable forms. In accordance with FDA requirements, each dosage strength and form of a generic drug is considered a separate drug product. Classification of the Company's drug products and their number can be generally summarized as follows: antibiotic and anti-infective drugs
(6); anti-cancer drugs (6); cardiovascular drugs (37); anti-inflammatories
(14); analgesics (10); anti-depressants and tranquilizers (33); and all others
(24).

Sales of prescription oral drug products and injectable forms represented 84% and 16%, respectively, of the Company's revenue for the year ended June 30, 1996. For the year ended June 30, 1995, prescription oral drugs, injectables, and over-the-counter non-prescription drugs ("OTC") represented 93%, 6% and 1%, respectively. For the year ended June 30, 1994, prescription oral drugs, injectables and OTC represented 96%, 3% and 1%, respectively. A majority of the Company's oral products is sold under its Purepac(R) label and the balance is sold under private label agreements with certain pharmaceutical distributors. The majority of the Company's injectable products is sold under the Faulding(R) label.

Nifedipine, the generic version of Pfizer's PROCARDIA (R) cardiovascular product, accounted for 4%, 11% and 13% of the Company's revenue for its years ended June 30, 1996, 1995 and 1994, respectively. In 1992 and subsequent years, additional companies received approval from the FDA to sell nifedipine and entered the market. It is typical in the generic drug industry for the first companies selling a new generic product to initially have a relatively high profit margin, which then decreases as selling prices decline when more companies enter the market. Nifedipine has also received adverse publicity which has reduced overall demand for the immediate release form sold by Purepac.

New Product Development

Research and development expenditures for the years ended June 30, 1996, 1995 and 1994 amounted to $10,361, $7,729 and $7,562, respectively. During the year ended June 30, 1996, the Company's new product development program remained focused on AB-rated (substitutable) generic equivalents to a number of immediate-release and modified-release oral prescription products, injectable products and drug delivery devices.

Purepac:

During the year ended June 30, 1996, Purepac received FDA approval for three new generic drug products: diclofenac sodium delayed-release tablets and two immediate release products, indapamide tablets and diflunisal tablets. Diclofenac, a non-steroidal anti-inflammatory product, accounted for 9% of the Company's revenue during the year ended June 30, 1996. During the year ended June 30, 1995, Purepac received FDA approval for one new generic drug product. During the years ended June 30, 1996 and 1995, Purepac filed, respectively, six and two Abbreviated New Drug Applications ("ANDAs") for solid oral dose products. At each of June 30, 1996 and 1995, Purepac, respectively, had seven ANDAs pending approval. No assurance can be given as to the receipt or timing of ANDA approvals and the commercial significance of any products so approved. See "Government Regulation."

Acquired Companies:

During the year ended June 30, 1996, the Company, through FPC and FMD, filed four ANDAs for the approval of new injectable products and two

510K submissions for the approval of new medical devices, and received
FDA approval for one anti-cancer drug product, mitomycin, for injection. At June 30, 1996, the Acquired Companies had four ANDAs and two 510K submissions pending approvals.

Marketing and Customers

The Company markets its products primarily through a sales force of 15 people.

The Company's customers include drug wholesalers, national and regional retail drugstore chains, drug distributors and hospitals. At June 30, 1996, the Company had approximately 241 customers. For the year ended June
30, 1996, three customers each accounted for approximately 11%, 10% and 10% of sales. The Company believes that the loss of any two or more of these customers could have a material impact on the Company's financial position, results of operations and cash flow. For the year ended June 30, 1995, three customers each accounted for approximately 12%, 11% and 10% of sales. For the year ended June 30, 1994, two customers each accounted for approximately 12% and 11% of sales.

The backlog of firm orders at June 30, 1996 was $1,862, compared with $1,050 at June 30, 1995 and $3,904 at June 30, 1994. The Company does not believe that its backlog is material in the understanding of its historical and prospective operations as annual fluctuations are primarily attributable to unpredictable timing differences in receipt of product orders. The
Company anticipates that it will fill all of its June 30, 1996 backlog during its year ending June 30, 1997.

Seasonality is not a factor in the Company's business.

Manufacturing and Sources of Supply

The Company manufactures and packages more than 90% of its products (measured as a percentage of revenue) in its own manufacturing facilities (Refer to Item 2 hereof, Properties). Approximately 5% is sourced under a licensing agreement with and manufactured by Faulding for certain generic injectable products, including anti-cancer products. The balance of the Company's products are manufactured to its specifications by a number of outside contractors. Alternative contract manufacturing sources are available.

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

Environmental Matters
(Dollars in thousands)

The Company's operations require it to comply with a broad variety of laws, statutes and regulations which are intended to protect both the environment and the industrial workplace including, among others, the Federal Clean Water Act, Clean Air Act, Resources Conservation and Recovery Act, Emergency Planning and Community Right-to-Know Act, Comprehensive
Environmental Response, Compensation and Liability Act and the
Occupational and Safety Health Act, as well as their state and local equivalents, if any.

The Company believes that it is currently in substantial compliance with all federal, state and local environmental laws and regulations applicable to its business as now conducted.

During the years ended June 30, 1996, 1995 and 1994, the Company expended $106, $55 and $24, respectively, for environmental control equipment in connection with the expansion of its manufacturing facilities. Capital expenditures for environmental control equipment for the year ending June 30, 1997 are estimated to be $170.

Competition

The Company competes with a number of other generic pharmaceutical companies in a highly competitive and fragmented segment of the health-care industry. In addition, many brand name companies with substantially greater financial resources for research, development and marketing are entering the generic market.

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

Each generic drug product is subject to prior FDA approval through the submission of an ANDA or Abbreviated Antibiotic Drug Application
("AADA").  An ANDA must contain essentially the same information as a full
NDA, with the exception of safety and efficacy data. Since a generic drug product contains the same active ingredient in the same amount as the innovator product, it is assumed to have the same safety and efficacy
profile.   A generic product must be bioequivalent to the innovator product referenced in the application. Applications for most solid oral dosage forms must, therefore, contain data which demonstrate that the proposed generic drug product has the same rate and extent of systemic absorption as the innovator product. An in-vivo bioavailability study is typically conducted in healthy human subjects to meet this requirement. In addition, the generic product must meet appropriate in-vitro (dissolution) criteria. For most injectable drug products, an in-vivo bioequivalence study is not normally required. Quality Control testing of all drug products is conducted to ensure that the product meets compendial (United States Pharmacopeia) standards and in-house specifications, as applicable.

Recent Trends in FDA Procedures

The FDA has placed greater emphasis on the filing of complete ANDAs by all generic drug product manufacturers, including the Company, and has enunciated its position that it will not accept any application that does not contain all necessary information as specified in the FDA's current guidelines. In addition, the FDA has imposed more stringent requirements on various aspects of the product development process, the need for development of new procedures and increased documentation, all of which extend the time required for manufacturers, including the Company, to prepare and file ANDAs. Further, review times are also being affected by a reduction in staff levels at the FDA.

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

A significant new guideline was issued by the FDA in November 1995.
This guidance relaxed the regulatory requirements for the implementation of scale-up and post approval changes ("SUPAC"). This guideline is intended to save the industry considerable time and money in manufacturing efficiencies.

Good Manufacturing Practices

As a manufacturer of pharmaceutical products, the Company is also subject to current Good Manufacturing Practices ("cGMP") standards promulgated by the FDA. Failure to comply with such standards may result in, among other actions, the suspension of production and possibly the seizure of non-complying products.

Medicaid Prudent Pharmaceutical Purchasing Act of 1991
Effective January 1, 1991, all generic pharmaceutical manufacturers were required to pay a rebate, equal to 10% of the manufacturer's average net selling price, for each prescription of its products reimbursed by the states under Medicaid. As of January 1, 1994, the rebate percent increased to 11%.

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

Employees

At June 30, 1996, the Company employed 465 full-time employees. Of these, 58 were executive and administrative personnel. Personnel primarily engaged in research, product development and regulatory activities totaled
77. Marketing and sales personnel totaled 29. Production and distribution personnel totaled 215, while quality assurance and quality control totaled
86.  Collective bargaining agreements between the Company and Locals
575 and 815 of the International Brotherhood of Teamsters expiring in January 1997 and January 1999, respectively, covered 119 employees as of June 30, 1996. The Company has not experienced a material work stoppage in the past five years and believes that its current labor relations are satisfactory.

ITEM 2.            PROPERTIES

The Company's executive offices, as well as research, production, principal warehouse and distribution facilities, are housed in a 245,000 square foot facility with two adjoining acres of parking space in Elizabeth, New Jersey. In addition, the Company leases a 13,000 square foot distribution center in Sparks, Nevada and a 38,000 square foot warehouse and office building in Linden, New Jersey, a 3,000 square foot office and development laboratory in Scottsdale, Arizona and a 68,000 square foot facility, comprised of seven buildings in Aguadilla, Puerto Rico.

The Company believes that its facilities will be sufficient to satisfy its anticipated needs for the proximate future.


ITEM 3.            LEGAL PROCEEDINGS

On September 11, 1995, the United States District Court for the District of New Jersey granted the Company's motion to dismiss a complaint filed against the Company and certain of its former senior executives in a lawsuit entitled Dechter vs. Purepac, Inc., Robert H. Bur and Russell J. Reardon,
94 Civ. 6195.   Pursuant to the court's decision, the plaintiffs had the
opportunity to file a motion with the court to submit a proposed amended complaint. The plaintiffs elected not to file such a motion, thereby terminating such litigation.

Pursuant to an agreement dated as of December 31, 1995, the Company has settled certain litigation entitled Merck & Co., Inc. v. Purepac Pharmaceutical Co. Case No. 95-495 in the United States District Court for the District of Delaware. In accordance with such agreement, the Company is to receive a cash settlement. The proceeds will be payable in three equal annual installments. In addition the Company has agreed not to pursue the marketing or sale of the pharmaceutical product which was the subject of the litigation in the United States until the patent expiration, currently expected in the year 2006.

On August 21, 1996, an action was commenced against the Company, Purepac, Faulding and Zeneca, Inc. in the United States District Court for the District of Delaware entitled Purdue Pharma L.P. and the Purdue
Frederick Company vs. F.H. Faulding & Co. Limited, Faulding Inc., Purepac Pharmaceutical Co. and Zeneca Inc., 96 Civ.427. The complaint alleges that the manufacture and marketing in the United States of KADIAN (TM) infringes a patent assigned to one of the plaintiffs and constitutes unfair competitive practices under Federal and State law. The Company, through Purepac, manufactures KADIAN (TM) pursuant to a contract manufacturing agreement with Faulding. Zeneca Inc. is the U.S. distributor of KADIAN (TM).

The complaint seeks, among other things, an order enjoining the Company and Purepac from the commercial manufacture of KADIAN (TM) and treble and punitive damages in the event that the defendants have violated Federal or State unfair competitive and deceptive trade practices law.

While the Company has not yet been served in the action , the Company believes the allegations in the complaint to be entirely without merit and intends, in cooperation with its co-defendants, to vigorously defend this action. The commencement of the action did not impact the launch of KADIAN (TM) .

The Company is involved in litigation incidental to the conduct of its business, in addition to the above matters, and does not believe that the ultimate adverse resolutions of any, or all, thereof would have a material adverse effect on its financial position, results of operations or cash flows.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 1996.

PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS

(a)              Market Information

The Company's Common Stock was traded on the Nasdaq National
Market System ("Nasdaq/NMS") under the symbol PURE through February 29, 1996.

Effective February 29, 1996, the Company's name was changed from Purepac, Inc. to Faulding Inc., and the Nasdaq/NMS trading symbol, as of March 1, 1996, was changed from PURE to FAUL.

The following table sets forth the range of high and low closing sales prices of the Company's common stock on the Nasdaq/NMS.

FOR THE QUARTER ENDED:                 HIGH             LOW
- ----------------------------------------------------------------
Fiscal 1995
  September 30, 1994                 $  14.250         $  8.000
  December 31, 1994                     16.250           10.125
  March 31, 1995                        11.625            8.750
  June 30, 1995                         11.375            8.375

Fiscal 1996
  September 30, 1995                    10.875            7.750
  December 31, 1995                      8.750            4.625
  March 31, 1996                         7.750            5.000
  June 30, 1996                          7.125            4.125
- ----------------------------------------------------------------

(b)               Holders of Common Stock

The number of holders of record of the Company's common stock at September 16, 1996 was 455.

(c)                Dividends

The Company has neither declared nor paid any dividends on its shares of common stock since its inception. Any decision as to the future payment of common stock dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant. No dividends are payable on the common stock until all declared and accrued dividends have been paid in full on the Company's issued and outstanding shares of preferred stock, all of which are owned by Holdings. (Refer to Note 11 of the Notes to Consolidated Financial Statements.)


ITEM 6.      SELECTED FINANCIAL DATA
             (Dollars in Thousands Except Per Share Amounts)




                                                 Year Ended June 30,
                      ---------------------------------------------------------
                        1996        1995       1994          1993      1992
                      ---------------------------------------------------------
OPERATING DATA:                   restated    restated
 Net sales            $ 75,784    $ 64,905    $ 71,952     $ 70,508  $ 64,531

 Income (loss)
 before preferred
 stock dividends        (5,001)     (1,618)      3,992       9,160     14,979

 Preferred stock
 dividends               2,307       2,080       2,080       2,080      2,081

 Net income
 (loss), available
 for common stock     $ (7,308)    $(3,698)   $  6,061(a)  $ 7,080   $ 12,776(b)


 Net income (loss)
 per common share,
 primary                  (.49)     $ (.25)       $ .41       $ .57    $ 1.05


BALANCE SHEET DATA:               restated       ---         ---          ---
 Working capital      $ 36,296    $ 27,005     $ 24,221    $ 23,150  $ 20,460

 Total assets           98,678      85,863       67,267      63,017    52,269

 Long-term debt            ---         ---          ---         ---       ---

 Stockholders'
  equity              $ 82,923    $ 72,079     $ 54,860    $ 48,060  $ 39,699


The February 29, 1996 acquisitions of the Acquired Companies (see "Item
1) was accounted for as similar to a pooling of interests. Therefore, financial operating data presented for the years ended June 30, 1995 and 1994 and balance sheet data as of June 30, 1995 have been restated as if the acquisitions took place as of July 1, 1993. The data reflects the accounts of Faulding Inc. and the Acquired Companies.

Financial operating data presented for the years ended June 30, 1993 and 1992 and balance sheet data as of June 30, 1994, 1993 and 1992 has not neen restated as the restated amounts would not significantly differ the amounts presented.

As FPR and FPC did not commence operations until April 7, 1995, the Acquired Companies' operations reflect only the results of FMD for the year ended June 30, 1994. The year ended June 30, 1995 reflects the year's results of FMD and less than three months' results of FPR and FPC.

(a) Net income available for common stock for the year ended June 30, 1994 included the favorable cumulative effect of a change in accounting for income taxes of $4,149.

(b) Net income available for common stock for the year ended June 30, 1992 included the unfavorable cumulative effect on prior years of a change in the method of accounting for income taxes of $122.


ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                   (Dollars in thousands)


Overview:  Acquisitions

On February 29, 1996 the Company acquired all of the outstanding capital stock of each of Faulding Medical Device Co. ("FMD"), Faulding Puerto
Rico, Inc. ("FPR"), and Faulding Pharmaceutical Co. ("FPC"), collectively the "Acquired Companies," from Faulding Holdings Inc. (the Company's majority stockholder) in exchange for 2,438,712 shares of its common stock.
This acquisition transaction was accounted for as similar to a pooling of interests and, therefore, commencing July 1, 1993 financial statements for the periods presented have been restated as if the acquisition took place at the beginning of the earliest period presented. The financial statements reflect the accounts of the Company (including Purepac) and the Acquired Companies. Since the acquisitions were accounted for as similar to a pooling of interests, acquisition expenses of $1,043 were charged against the results of operations during the year ended June 30, 1996.

Results of Operations

Year Ended June 30, 1996 Compared with the Year Ended June 30, 1995

The following sets forth the pre-tax operating results of , respectively, the Company prior to its acquisition of the Acquired Companies.


STATEMENTS OF OPERATIONS - Purepac


                              Three Months Ended            Year Ended
                                    June 30,                  June 30,
                            ----------------------     ---------------------
                              1996          1995         1996          1995
- -----------------------------------------------------------------------------
Net Sales                   $ 19,667      $ 14,319     $ 63,822      $ 61,146
Cost of sales                 12,676        11,391       47,112        46,476
- -----------------------------------------------------------------------------
Gross profit                   6,991         2,928       16,710        14,670
- -----------------------------------------------------------------------------
Expenses:
  Selling, general and
    administrative             2,746         2,504        8,997         9,817
  Research and development     2,331         1,632        9,054         6,741
  Acquisition Expenses            25           ---        1,043           ---
  Restructuring Costs            184           ---          842           ---
- -----------------------------------------------------------------------------
Total expenses                 5,286         4,136       19,936        16,558
- -----------------------------------------------------------------------------
Income (loss) from operation   1,705        (1,208)      (3,226)       (1,888)
Other income (expense), net       24           (39)       1,625           (63)
- -----------------------------------------------------------------------------
Income (loss) before income
  taxes                        1,729        (1,247)      (1,601)       (1,951)
- -----------------------------------------------------------------------------



STATEMENTS OF OPERATIONS - Acquired Companies


                              Three Months Ended            Year Ended
                                    June 30,                  June 30,
                            ----------------------     ---------------------
                              1996          1995         1996          1995
- -----------------------------------------------------------------------------
Net Sales                   $  3,905      $  2,066     $ 11,962      $  3,759
Cost of sales                  3,420         1,137       11,285         2,812
- -----------------------------------------------------------------------------
Gross profit                     485           929          677           947
- -----------------------------------------------------------------------------
Expenses:
  Selling, general and
    administrative               880           374        2,867           374
  Research and development       289           503        1,307           988
- -----------------------------------------------------------------------------
Total expenses                 1,169           877        4,174         1,362
- -----------------------------------------------------------------------------
Income (loss) from operation    (684)           52       (3,497)         (415)
Other income (expense), net      ---          (221)        (603)         (326)
- -----------------------------------------------------------------------------
Income (loss) before income
  taxes                         (684)         (169)      (4,100)         (741)
- -----------------------------------------------------------------------------


The discussion below relates to the segregated results presented above.

Purepac Results of Operations

Net sales for the three and twelve month periods ended June 30, 1996 were $19,667 and $63,822, respectively, compared with $14,319 and $61,146 for the corresponding 1995 periods. The increase in the fourth quarter's result of 37% over the prior year's period is primarily due to initial net sales of diclofenac, which was approved in March 1996. Diclofenac sales in the fourth quarter represented 23% of the quarter's sales. For the twelve months ended June 30, 1996, net sales increased by 4%, due principally to the diclofenac sales offset by competition impacting on Purepac's mature product line, which includes the product nifedipine. In addition to diclofenac, FDA approvals of diflunisal and indapamide were received by Purepac, respectively, in May and June 1996. In addition, initial sales from the contract manufacturing of KADIAN (TM) for Faulding Services Inc. were recorded in the quarter ended June 1996. Faulding Services Inc. is a 100% owned subsidiary of Holdings.

Gross profit for the three and twelve month periods ended June 30, 1996 were $6,991 and $16,710, respectively, compared with $2,928 and $14,670 for the corresponding 1995 periods. Gross profit as a percentage of net sales for the three and twelve month periods ended June 30, 1996 were 36% and 26%, compared with 20% and 24% for the corresponding periods in the prior year. For the three and twelve month periods respectively, the increase in gross profit was due to the sales of diclofenac late in the third fiscal quarter 1996, partially offset by price erosion due to competition impacting on Purepac's mature product line.

Selling, general and administrative expenses for the current three and twelve month periods were $2,746 and $8,997, respectively, compared to the corresponding prior year's respective amounts of $2,504 and $9,817. Current period expenses as a percentage of net sales were 14% and 14%, respectively, compared with 18% and 16% for the corresponding prior year's periods. In addition, Purepac incurred $1,043 in acquisition expenses in the twelve months to June 30, 1996 related to the purchase of the Acquired Companies, and an additional $842 in costs related to the restructuring of the Purepac business, primarily organizational and personnel changes.
No such acquisition or restructuring costs were incurred in the prior financial year.

Research and development expenses for the current three and twelve month periods were $2,331 and $9,054, respectively. This equates to 12% and 14% of net sales. Expenses for the prior year's corresponding periods were $1,632 (11%) and $6,741 (11%). The increase in research and development expenses was mainly due to an increase in biostudies costs required as part of the ANDA submission process to the FDA, in addition to the recruitment of key new scientific personnel.

Other income/(expense) for the current three and twelve month periods were $24 and $1,625, respectively, compared with ($39) and ($63), respectively, in the prior year's corresponding periods. The $1,625 for the current twelve month period is mainly attributable to the settlement of a patent litigation by Purepac which was recorded in the quarter ended December 31, 1995 and is non-recurrent.

Net income/(loss) before income tax for the current three and twelve month periods were $1,729 and $(1,601), respectively. If the acquisition and restructuring costs were excluded for the current year's reported periods, the net income would be $1,938 and $284. These results compare to net losses before income tax for the prior year's corresponding periods of $1,247 and $1,951.

The results for the three and twelve month periods ended June 30, 1996 were affected by negative pricing pressures within the oral generic pharmaceutical industry, partly counterbalanced by new product approvals for diclofenac, diflunisal, indapamide and contract manufacturing income for KADIAN (TM). The future financial results will continue to be dependent on the ability of income from sales of new products to counter ongoing price erosion within the industry.


Acquired Companies

The Acquired Companies became wholly owned subsidiaries of Faulding
Inc. effective March 1, 1996. FPC and FPR did not commence operations until April 7, 1995; hence the prior year represents the full-year operating results of FMD and less than three months operating results for FPC and FPR. Current and prior year net sales for FMD relate to a distribution agreement with a third party -- which was terminated as of December 31, 1995 -- for products sourced from F.H. Faulding & Co. Limited ("Faulding"), the beneficial majority stockholder of Faulding Inc. The products previously sold under that agreement, together with additional products sourced from Faulding, are now being sold by FPC. Consequently, comparison with the prior year is not representative and hence the following analysis principally relates to current year operating results.

Net sales for the three and twelve month periods ended June 30, 1996 were $3,905 and $11,962, respectively. Of these net sales, 51% and 70%, respectively, were related to products manufactured at the FPR production facility in Aguadilla, Puerto Rico. These products were sold either under contract manufacturing agreements or by FPC to its customers in the USA. The majority of the remainder of the net sales comprises products manufactured by and licensed from Faulding. Net sales in the current three month period included mitomycin, which sales commenced in the third quarter, licensed from Faulding, and approved by the FDA for marketing in November 1995.

Gross profits for the three and twelve month periods ended June 30, 1996 were $485 and $677, respectively. Gross profits were unfavorably impacted by both under utilization of the production facility in Puerto Rico and production related expenses incurred by FMD, which did not record any related net sales during the periods. Gross profit in the current three month period included earnings from the sales of mitomycin.

Selling, general and administrative expenses for the current three and twelve month periods were $880 and $2,867, respectively, representing principally selling expenses associated with FPC.

Research and development expenses include the development costs associated with FMD. Expenses for the current three and twelve months were $289 and $1,307, respectively.

Net loss before income tax for the three and twelve month periods to June 30, 1996 were $684 and $4,100, respectively. Of the current twelve month loss before income tax, $3,005 was incurred prior to the Acquired
Companies becoming wholly owned subsidiaries of the Company.


Consolidated Income Tax Benefit

The calculation of the provision (benefit) for income taxes of the Company, which includes Purepac and the Acquired Companies, has been prepared in accordance with accounting for the acquisitions as similar to a pooling of interests consistently applying Statement of Financial Accounting Standard No. 109 ("SFAS109").

For the three month period ended June 30, 1996, Purepac's net income before income taxes resulted in the recording of an income tax provision of $671. Purepac's net loss before income tax for the twelve month current period resulted in the recording of an income tax benefit of $252.

For the Acquired Companies, only the net loss before income tax since acquisition can be consolidated into the Company's income tax returns. As a result, an income tax benefit of $291 and $449 has been included in the three and twelve month current periods, respectively. The income tax benefit of the net losses prior to acquisition have been fully reserved against as the recovery of these losses is dependent on future taxable income of each of the respective companies, which at present cannot be assured.


Year Ended June 30, 1995 Compared With the Year Ended June 30, 1994
(As restated)

Net sales for the year ended June 30, 1995 was $64,905 compared with $71,952 for the prior year ended June 30, 1994. The decrease reflects lower sales of certain mature products including nifedipine, primarily due to declines in selling prices and to a lesser degree volume reductions of some products as a result of competitive pressures, partially offset by increased sales of several new products. The nifedipine products accounted for 11% of net sales for the year compared with 13% for the prior year.

Gross profit for the year was $15,618 compared with $23,417 for the prior year, a decline of $7,799 (33%). The gross profit as a percent of net sales for the year ended June 30, 1995 was 24% compared with 33% for the prior year ended June 30, 1994. The decline was attributable primarily to lower sales due to increased competition and to a lesser extent to higher raw material costs.

The selling, general and administrative expenses for the year ended June 30, 1995 were $10,191 compared with $9,410 for the prior year ended June 30, 1994, an increase of $782 (8%). The expense as a percent of net sales
was 16% compared with 13% for the prior year.   The increase was primarily
due to higher personnel expenses.

The research and development expenses for the year remained relatively constant at $7,729 compared with the prior year expense of $7,562. The expense as a percent of net sales for the year ended June 30, 1995 was 12% compared with 11% for the prior year ended June 30, 1994. The steady level of expense reflects the continuing commitment to new product development.

Other income/(expense) of ($390) for the year ended June 30, 1995 included interest expense of $432 partially offset by interest income of $42. The corresponding prior year other income of $149 included interest income of $102 and income of $200 from the sale of the Company's Poroplastic technology to Faulding, partially offset by interest expense of $153. The interest income decline was primarily due to the reduction of cash available for investment. The interest expense for both years primarily includes the interest expense of the Acquired Companies as well as the revolving credit agreement fees of the Company.

The effective income tax (benefit) rate for the year ended June 30, 1995 was (40%) compared with 39% for the year ended June 30, 1994 before the cumulative effect of a change in accounting for income taxes.

Net loss for the year ended June 30, 1995 before preferred stock dividends was $1,618 compared with net income for the prior year before preferred stock dividends of $3,992.


Financial Condition, Liquidity and Capital Resources

The Company had $1,897 in cash and cash equivalents at June 30, 1996, compared with $1,225 at June 30, 1995. The current year's increase of $672 resulted primarily from $15,000 in cash provided by the issuance of the Class B preferred stock associated with the February 29, 1996 acquisitions and $4,769 provided by additions to paid-in capital. This was offset by $13,302 used for operating activities, $3,795 for investments in property, plant and equipment and $2,000 to repay bank loans.

A comparison of the balance sheet accounts at June 30, 1996 to the June 30, 1995 balances shows the following to be noteworthy:

     Accounts receivable increased by $6,019 due to the higher sales level, primarily in the last quarter.

     Included in the reserves for doubtful accounts and sales allowances is the allowance for sales returns, allowances and discounts of $3,135 at June 30, 1996 compared with $2,497 at June 30, 1995, an increase of $638. This increase is primarily due to increases of $427 in the provision for floor stock price adjustments and $195 in the provision for credits owed to direct source buying groups. The increase in the provision for such allowances had an adverse effect on net sales and operations with no effect on cash flows.

     Inventory increased by $5,658 primarily in raw materials due to higher sales volumes and in anticipation of increased production. In addition, inventory levels within FPC increased to meet anticipated sales of the products licensed from Faulding.

     Due to affiliated companies increased by $2,663 primarily due to the additional products licensed by and purchased from Faulding by FPC, primarily during the prior six month period.

The accrued preferred dividends payable to Holdings, of $689 for the three month period ended June 30, 1996 was subsequently paid on July 1, 1996.

In October 1995, the Company made the decision to restructure certain aspects of its business. This restructuring was considered necessary to prepare the Company to be more competitive in the oral generic pharmaceutical industry. Also, this restructuring is expected to better position the Company to integrate the Acquired Companies. Costs associated with this restructuring, including severance payments, totaled $842.

The Company believes that its current cash resources, anticipated operating cash flows and funds available under a revolving credit and loan arrangement with a bank will be sufficient to fund its working capital needs for the next 24 months. In addition, it is not anticipated that the Acquired Companies will generate adequate revenues to finance their combined operating expenses until at least 1998. Depending upon the timing of the Company's cash flow requirements, which is highly dependent upon the unpredictable timing of the receipt of FDA product approvals, the future cash flow needs of the Company could exceed the Company's current cash resources and its available credit under its existing credit facilities.
As of June 30, 1996, the Company had $1,897 in cash, plus approximately $15,000 of available borrowings under its existing credit facilities.

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


New Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 "Accounting For Stock Based Compensation" ("SFAS 123") which requires that an employer's financial statements include expanded disclosure regarding stock-based employee compensation arrangements. The Company is evaluating the requirements of SFAS 123, which must be adopted during the Company's fiscal year ended June 30, 1997.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121 Accounting For The Impairment
Of Long-Lived Assets ( SFAS 121 ), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. To determine a loss, if any, to be recognized, the book value of the asset would be compared to the market value or expected future cash flow value. The Company is required to adopt SFAS 121 for the fiscal years beginning after December 15, 1995. During fiscal year ended June 30,
1997, the Company will adopt SFAS 121 and anticipates, based upon information currently available, that it will not have a material impact on its results of operations and financial position.

Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," was issued by the Financial Accounting Standards Board in February 1992. SFAS 109 is effective for years beginning after December 15, 1992. The Company adopted SFAS 109, effective July 1,
1993.  This statement superseded SFAS 96, "Accounting for Income
Taxes." The cumulative effect of adopting SFAS 109 on the Company's financial statements, for the year ended June 30, 1994 increased income by $4,149 with a corresponding increase in the deferred tax asset. (Refer to Note 14 of the Notes to Consolidated Financial Statements.)

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


FINANCIAL STATEMENTS                                                Page

Report of Independent Public Accountants
        Deloitte & Touche LLP........................................21

Consolidated Balance Sheets
        June 30, 1996 and 1995.......................................22

Consolidated Statements of Operations
        Year ended June 30, 1996, 1995 and 1994......................23

Consolidated Statements of Stockholders' Equity
        Year ended June 30, 1996, 1995 and 1994......................24

Consolidated Statements of Cash Flows
        Year ended June 30, 1996, 1995 and 1994..................... 25

Notes to Consolidated Financial Statements...........................26


FINANCIAL STATEMENT SCHEDULE

Schedule II:  Valuation and Qualifying Accounts
        Year ended June 30, 1996, 1995 and 1994......................47

                    [ LETTERHEAD OF DELOITTE & TOUCHE ]



INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  and Shareholders of Faulding Inc.:

We have audited the accompanying consolidated balance sheets of Faulding
Inc. and subsidiaries as of June 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Faulding Inc. and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such a financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 14 to the financial statements, the Company changed its method of accounting for income taxes effective July 1, 1993, to conform with the Statement of Financial Accounting Standards No. 109.


Deloitte & Touche LLP

August 16, 1996(August 27, 1996 as to Note 16)
Parsippany, New Jersey


CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                    June 30,
                                     --------------------------------------
                                            1996                    1995
- ---------------------------------------------------------------------------
ASSETS
- ---------------------------------------------------------------------------
Current assets:

Cash and cash equivalents            $      1,897            $      1,225

Accounts receivable, trade
(less reserves for doubtful
accounts and sales allowances
of $3,355 and $2,616 at June 30,
1996 and 1995, respectively)               17,118                  11,099

Inventory (Note 3)                         26,496                  20,838

Due from affiliated companies
(Note 5)                                      ---                   1,816

Other current assets                        3,315                   2,298

Deferred income taxes (Note 14)             3,225                   3,513
- ---------------------------------------------------------------------------
TOTAL CURRENT ASSETS                       52,051                  40,789
- ---------------------------------------------------------------------------
Property, plant and equipment,
net (Note 4)                               41,510                  40,565

Other assets (Note 5)                       4,279                   3,595

Deferred income taxes (Note 14)               838                     914
- ---------------------------------------------------------------------------
TOTAL ASSETS                         $     98,678            $     85,863
===========================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
- ---------------------------------------------------------------------------
Current liabilities:

Accounts payable                      $     7,553             $     5,684

Due to affiliated companies
  (Note 5)                                    847                     ---

Loan payable to bank (Note 7)                 ---                   2,000

Accrued expenses (Note 6)                   6,666                   5,580

Accrued preferred dividends (Note 11)         689                     520
- ---------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                  15,755                  13,784
- ---------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 12)       ---                     ---
- ---------------------------------------------------------------------------
"Stockholders' equity  (Notes 8, 9, 10 and 11):

Class A convertible preferred stock;
par value $.01, authorized 1,834,188
shares; issued and outstanding 834,188
(liquidation value $24,475)                     8                       8

Class B convertible preferred stock;
par value $.01, authorized 150,000
shares; issued and outstanding 150,000
(liquidation value $15,000)                     2                     ---

Common stock; par value $.01,
authorized 35,000,000 shares;
issued and outstanding 15,064,560
and 15,019,935 at June 30, 1996
and 1995, respectively                        151                     150

Capital in excess of par value             57,139                  44,302

Retained earnings                          25,623                  27,619
- ---------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                 82,923                  72,079
- ---------------------------------------------------------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                 $     98,678            $     85,863
===========================================================================


The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)




                                                             Year Ended June 30,
                                                ------------------------------------------------
                                                   1996             1995              1994
                                                ------------------------------------------------
NET SALES                                       $    75,784      $    64,905      $     71,952

Cost of sales                                        58,397           49,287            48,535
- -----------------------------------------------------------------------------------------------
Gross profit                                         17,387           15,618            23,417
- -----------------------------------------------------------------------------------------------
Expenses:

  Selling, general and administrative                11,864           10,191             9,410

  Research and development                           10,361            7,729             7,562

  Acquisition expenses                                1,043              ---               ---

  Restructuring costs                                   842              ---               ---
- -----------------------------------------------------------------------------------------------
Total expenses                                       24,110           17,920            16,972
- -----------------------------------------------------------------------------------------------
Income (loss) from operations                        (6,723)          (2,302)            6,445

Other income (expense), net                           1,021             (390)              149
- -----------------------------------------------------------------------------------------------
Income (loss) before income taxes                    (5,702)          (2,692)            6,594

Provision (benefit) for income taxes
(Note 14)                                              (701)          (1,074)            2,602
- -----------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE PREFERRED
STOCK DIVIDENDS                                      (5,001)          (1,618)           (3,992)

Preferred stock dividends                             2,307            2,080             2,080
- -----------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING FOR INCOME TAXES                (7,308)          (3,698)            1,912

Cumulative effect of a change in accounting
for income taxes (Note 14)                              ---              ---             4,149
- -----------------------------------------------------------------------------------------------
NET INCOME (LOSS), AVAILABLE FOR COMMON
STOCK                                           $    (7,308)     $    (3,698)       $    6,061
===============================================================================================
PRIMARY EARNINGS PER COMMON SHARE (NOTE 2)

Income (loss) before cumulative effect of
a change in accounting for income taxes         $      (.49)     $      (.25)       $      .13

Cumulative effect of a change in accounting
for income taxes (Note 14)                              ---              ---               .28
- -----------------------------------------------------------------------------------------------
Net income (loss)                               $      (.49)     $       .25        $      .41
===============================================================================================
Weighted average number of
common shares outstanding                        15,039,391       14,977,248        14,906,896
- -----------------------------------------------------------------------------------------------
EARNINGS PER SHARE ASSUMING FULL DILUTION (NOTE 2):

Income before cumulative effect of
a change in accounting for income taxes                                            $       .20

Cumulative effect of a change
in accounting for income taxes (Note 14)                                                   .21
- -----------------------------------------------------------------------------------------------
Net income                                                                         $       .41
===============================================================================================
Weighted average number of fully diluted shares                                     19,997,322
- -----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands except share data)




                                          Common Stock            Preferred Stock
                                            (Note 10)                (Note 11)           Capital in
                                       -------------------------------------------       Excess of      Retained
                                       Shares       Amount       Shares     Amount       Par Value      Earnings      Total
- ------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1993
as previously reported              12,427,848     $   124      834,188     $   8        $  27,909     $  20,019     $  48,060

Common stock issued pursuant
to acquisitions (Note 2)             2,438,712          24          ---       ---           19,497           ---        19,521
- ------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1993
as restated                         14,856,560     $   148      834,188     $   8        $  47,406     $  20,019     $  67,581
- ------------------------------------------------------------------------------------------------------------------------------
Common stock issued pursuant
to stock grant plan (Note 9)            82,250           1          ---       ---               (1)          ---           ---

Class A preferred stock dividend
(Note 11)                                  ---         ---          ---       ---           (2,080)          ---        (2,080)

Stock grant amortization                   ---         ---          ---       ---              371           ---           371

Reduction of income tax liability
from exercise of stock options
(Note 8)                                   ---         ---          ---       ---               62           ---            62

Pooling of interest adjustement (Note 2)   ---         ---          ---       ---              ---           306           306

Net income                                 ---         ---          ---       ---              ---         8,141         8,141
- ------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1994              14,948,810     $   149      834,188     $   8        $  45,758     $  28,466     $  74,381
- ------------------------------------------------------------------------------------------------------------------------------
Common stock issued pursuant
to stock grant plan (Note 9)            71,125           1          ---       ---               (1)          ---           ---

Class A preferred stock dividend
(Note 11)                                  ---         ---          ---       ---           (2,080)          ---        (2,080)

Stock grant amortization                   ---         ---          ---       ---              367            ---          367

Reduction of income tax liability
from issuance of stock pursuant
to stock grant plan (Note 9)               ---         ---          ---       ---              258           ---           258

Pooling of interest adjustment (Note 2)    ---         ---          ---       ---              ---           771           771

Net income                                 ---         ---          ---       ---              ---        (1,618)       (1,618)
- ------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1995              15,019,935     $   150      834,188     $   8        $  44,302     $  27,619     $  72,079
- ------------------------------------------------------------------------------------------------------------------------------
Preferred stock Class B issued             ---         ---      150,000         2           14,998           ---        15,000

Common stock issued pursuant
to stock grant plan                     44,625           1         ---        ---               (1)          ---           ---

Class A preferred stock dividend
(Note 11)                                  ---          ---        ---        ---           (2,080)          ---        (2,080)

Class B preferred stock dividend           ---          ---        ---        ---             (227)          ---          (227)
(Note 11)

Stock grant amortization                   ---          ---        ---        ---              110           ---           110

Reduction of income tax liability
from issuance of stock pursuant
to stock grant plan (Note 9)               ---          ---         ---       ---               37           ---            37

Pooling of interest adjustment (Note 2)    ---          ---         ---       ---              ---         3,005         3,005

Net income (loss)                          ---          ---         ---       ---              ---        (5,001)       (5,001)
- ------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1996              15,064,560     $    151     984,188     $  10        $  57,139     $  25,623     $  82,923
==============================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)




                                                                   Year Ended June 30,
                                                      -------------------------------------------
                                                          1996           1995          1994
- -------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss), Available for Common Stock        $     (7,308)    $    (3,698)   $    6,061

Adjustments To Reconcile Net Income (loss)
To Net Cash Provided By (Used For)

  OPERATING ACTIVITIES:

  Depreciation and amortization                             2,862           2,494         2,126

  Compensation expense - stock grants                         110             366           371

  Provision for deferred taxes (including
  cumulative effect of accounting change)                     ---             ---        (2,834)

  Deferred income tax, asset                                  364              72           ---

  INCREASE (DECREASE) IN CASH FROM:

  Accounts receivable, trade                               (6,020)            481        (1,020)

  Inventory                                                (5,658)         (1,649)       (4,272)

  Other current assets                                       (928)           (661)         (188)

  Other assets                                               (696)           (174)          ---

  Accounts payable                                          1,869          (1,383)           99

  Accrued expenses                                          1,086           1,168        (1,063)

  Accrued income taxes                                        (51)         (1,175)       (1,066)

  Accrrued dividends                                          169             ---           ---

  Due to/from affiliates                                      899          (4,907)          183
- ------------------------------------------------------------------------------------------------
TOTAL ADJUSTMENTS                                          (5,994)         (5,368)       (7,664)
- ------------------------------------------------------------------------------------------------
Net Cash Provided By (Used For)
 Operating Activities                                     (13,302)         (9,066)       (1,603)
- ------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant
and equipment                                              (3,795)        (15,241)       (5,880)
- -------------------------------------------------------------------------------------------------
Net Cash Provided By (Used For)
Investing Activities                                       (3,795)        (15,241)       (5,880)
- -------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings from bank                                          ---           2,000           ---

Repayments to bank                                         (2,000)            ---           ---

Proceeds from issuance of
preferred stock                                            15,000             ---           ---

Proceeds from additions to
paid in capital                                             4,769          20,344           ---
- -------------------------------------------------------------------------------------------------
Net Cash Provided By (Used For)
Financing Activities                                       17,769          22,344           ---
- -------------------------------------------------------------------------------------------------
Increase (Decrease) In Cash
and Cash Equivalents                                 $        672     $    (1,963)   $   (7,483)
=================================================================================================
Cash and cash equivalents,
beginning of year                                           1,225           3,188        10,671
- -------------------------------------------------------------------------------------------------
Cash and Cash Equivalents,
End of Year                                          $      1,897     $     1,225    $    3,188
=================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid (received) during the year for:
  Interest                                           $        214     $        77    $       29

  Income taxes                                       $       (857)    $        89    $    2,355
- -------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

1. Organization and Business

The Company is a manufacturer of oral generic drugs for sale primarily to drug wholesalers, drugstore chains, and distributors in the United States. After the February 29, 1996 acquisitions (as discussed herein), the Company has expanded its operations into the manufacturing and distribution of generic injectable drugs and medical devices, which products are targeted to be marketed to hospitals and drug wholesalers.

At June 30, 1996, 1995, and 1994, 61%, 54% and 55%, respectively, of the outstanding common stock of Faulding Inc. (the "Company") was owned by Faulding Holdings Inc. ("Holdings"), a wholly-owned subsidiary of F. H. Faulding & Co. Limited ("Faulding"), a major Australian pharmaceutical company.

On February 29, 1996, the Company changed its name from Purepac, Inc. to Faulding Inc.

2. Basis of Presentation and Significant Accounting Policies

Acquisitions

On February 29, 1996 the Company acquired all of the outstanding capital stock of each of Faulding Medical Device Co. ("FMD"), Faulding Puerto Rico, Inc. ("FPR"), and Faulding Pharmaceutical Co. ("FPC"), collectively the "Acquired Companies," from Holdings (the Company's principal stockholder) in exchange for 2,438,712 shares of its common stock. As part of the acquisition, the Company created a Class B Preferred Stock with 150,000 authorized shares, par value at $.01, all of which were issued to Holdings for a cash purchase price of $100 per share, for a total value of $15 million.

At the effective date of acquisition the authorized number of shares of common stock was increased from 25 million shares to 35 million shares.

Principles of Consolidation

The acquisition transaction was accounted for as similar to a pooling of interests and, therefore, financial statements for all periods presented have been restated as if the acquisition took place at the beginning of the earliest period presented. The financial statements reflect the accounts of Faulding Inc. (including its wholly owned subsidiary, Purepac Pharmaceutical Co.) and the Acquired Companies. All intercompany transactions and balances have been eliminated.

The combined operations reported in the Company's consolidated financial statements are comprised as follows:

                                 Year Ended June 30,    Year Ended June 30,
                                         1996                   1995
                                 -------------------    -------------------
Faulding Inc.
(formerly Purepac, Inc.)
- ------------------------
Net sales                        $      63,822          $       61,146
Cost of sales                           47,112                  46,476
Operating expenses                      19,936                  16,558
Net income (loss) before
    preferred stock dividends           (1,349)                   (847)

Combined Operations of
Acquired Companies
- -------------------------
Net sales                       $       11,962                   3,759
Cost of sales                           11,285                   2,811
Operating expenses                       4,174                   1,362
Net income (loss) before
    preferred stock dividends           (3,651)                   (771)

Consolidated Operations
- --------------------------
Net sales                       $       75,784                  64,905
Cost of sales                           58,397                  49,287
Operating expenses                      24,110                  17,920
Net income (loss) before
    preferred stock dividends           (5,001)                 (1,618)


      Note: The Acquired Companies' operations for the year ended June 30, 1995 reflect the year's results of FMD and three month's results of FPR and FPC, as they did not commence operations until April 7, 1995.

Since the acquisition transaction was accounted for as similar to a pooling of interests, the acquisition expenses of $1,043 were charged to results of operations in the year ended June 30, 1996. The expenses include $576 for financial advisory services and $467 for professional fees.

Summary of Significant Accounting Policies

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments for which it is practicable to estimate value. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, trade receivables and payables approximate their respective fair values due to the short-term nature of the instruments.


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


Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

        Building and improvements       30 years

        Machinery and equipment         4-10 years

        Furniture and fixtures          5-10 years

        Leasehold improvements          remaining term of lease

Trademarks and Patents

Trademarks acquired by Purepac, included in other assets, are amortized over 40 years using the straight-line method, consist of the following:

                              June 30, 1996        June 30, 1995
                              -------------        -------------
Cost                            $       500          $       500
Accumulated amortization               (208)                (195)
                              -------------        -------------
Net book value                  $       292          $       305
                              =============        =============


Patents acquired by FMD, included in other assets, are amortized over 10 years using the straight-line method, consist of the following:

                              June 30, 1996        June 30, 1995
                              -------------        -------------
Cost                            $       381          $       381
Accumulated amortization                (57)                 (19)
                              -------------        -------------
Net book value                  $       324          $       362
                              =============        =============



Research and Development Costs

Research and development costs, including charges for such services provided by Faulding, are charged to operations as incurred and represent the Company's independent research and development efforts.


Earnings Per Common Share

Primary earnings per common share is calculated by (i) dividing income before cumulative effect of a change in accounting for income taxes less preferred dividends by the weighted average number of common shares outstanding during the year and (ii) by dividing the cumulative effect of a change in accounting for income taxes, if any, by such average number of common shares. Common stock equivalents are excluded as the effect is either not material or anti-dilutive. Earnings per share, assuming full dilution (principally from convertible preferred shares), is also presented for the year ended June 30, 1994 and is based on the assumption that all contingently issuable shares were outstanding from the beginning of the year to the extent dilution results. For the years ended June 30, 1996 and 1995, fully diluted earnings per share is not presented as the effect would be anti-dilutive.

Supplemental Cash Flow Information

During the years ended June 30, 1996 and 1995, the Company recognized a tax benefit when the Company issued 71,125 and 82,250 shares, respectively, of common stock to employees pursuant to the Company s 1991 Restricted Stock Incentive Plan. The transactions provided the Company with tax benefits equal
to the fair market value of the stock on the date of issuance.   For financial
reporting purposes, the tax benefits were recorded as a reduction of the deferred tax asset to the extent previously provided and the remainder of the benefit was recorded as additional capital in excess of par value.

During the year ended June 30, 1994, the Company recognized a tax benefit when a holder of nonstatutory stock options purchased 14,000 shares of common stock at $1.81 per share. This transaction provided the Company a tax benefit to the extent that the fair market value of the stock issued on the exercise date exceeded the option price. For financial reporting purposes, this benefit was recorded as additional capital in excess of par value.


3. Inventory

                              June 30, 1996            June 30, 1995
                              -------------            -------------
Raw materials                 $      11,160            $       6,078
Work-in-process                       4,509                    6,114
Finished goods                       10,827                    8,646
                              -------------            -------------
   Total                      $      26,496            $      20,838
                              =============            =============


4. Property, Plant and Equipment

                              June 30, 1996            June 30, 1995
                              -------------            -------------
Land                          $       2,199            $       2,199
Buildings and improvements           16,311                   13,021
Machinery and equipment              29,612                   23,037
Leasehold improvements                5,100                    4,790
Construction in progress                825                    7,308
                              -------------            -------------
   Total cost                 $      54,047            $      50,355

Less accumulated
   depreciation and
   amortization                     (12,537)                  (9,790)
                              -------------            -------------
   Net book value             $      41,510            $      40,565
                              =============            =============

5. Related-Party Transactions

During the years ended June 30, 1996, 1995 and 1994, the Company paid
Faulding $4,057, $2,289 and $3,789, respectively, for merchandise purchases (pursuant to agreements to market injectable and oral products, both described herein), $287, $918 and $1,007, respectively, for research and development services and $603, $326 and $123, respectively, for interest expense on loan advances associated with the Acquired Companies prior to the acquisition by the Company. In addition, the Company paid Faulding Services Inc., $296, $266, and $186, respectively, for business development services (pursuant to an agreement with Faulding Services Inc. which terminated on December 31, 1995 and described herein). Faulding Services Inc. is a 100% owned subsidiary of Holdings.

During the years ended June 30, 1996, 1995, and 1994, the Company was reimbursed $466, $1,919 and $486, respectively, by Faulding for materials and services related to research and development projects and $200 during the year ended June 30, 1994 for the sale to Faulding of the Company s Poroplastic(R) technology.

Additionally, during the year ended June 30, 1996, the Company invoiced $1,018 to Faulding Services Inc. for contract manufacturing of KADIAN (TM) (pursuant to an agreement with Faulding Services Inc., described herein).

During the year ended June 30, 1994, the Company paid Faulding Services Inc. $623 for engineering and consulting services related to the construction of a manufacturing suite to accommodate the modified-release technology.

Included in other assets at June 30, 1996 and 1995 is $2,903 paid by the Company to Faulding in June 1992 to acquire the proprietary technology, including the scientific information and expertise, processes and procedures, for the manufacture and sale of the generic version of certain modified-release pharmaceutical products. The acquired technology is restricted to use, on an exclusive basis, in the United States of America and its territories. Amortization of this technology will commence in fiscal 1997.

Amounts due from (due to) affiliated companies are payable on demand and were as follows as of:

                                        June 30, 1996    June 30, 1995
                                        -------------    -------------
               Faulding                  $  (1,881)       $     1,843
               Holdings                        ---                 10
               Faulding Services Inc.        1,034                (37)
                                        -------------    -------------
                                         $    (847)       $     1,816
                                        =============    =============

Purepac entered into an agreement with Faulding as of December 5, 1992, pursuant to which Purepac agreed to provide services to Faulding for the tableting of pellets and micropellets on a time and materials basis. During the year ended June 30, 1996, no related services were provided by Purepac to Faulding.

In addition, Purepac and Faulding entered into a three-year agreement, also dated as of December 5, 1992, which is automatically renewable for successive two-year periods, pursuant to which Faulding granted Purepac a non-exclusive license to import, distribute and market an erythromycin oral product in the United States.

On January 1, 1993, Purepac and Faulding Services Inc. entered into a consulting agreement, which terminated on December 31, 1995, pursuant to which Purepac retained Faulding Services Inc. to serve as a business development consultant and advisor on a non-exclusive basis.

On August 1, 1993, Purepac entered into a ten-year agreement with Faulding Services Inc. to manufacture KADIAN (TM) utilizing Faulding technology, processes and manufacturing methods licensed to Faulding Services Inc.
Faulding Services Inc., at its sole cost, has sought all necessary approvals and/or registrations from the appropriate regulatory authority to enable the sale of the product, which was approved by the FDA on July 3, 1996. Under that agreement, Purepac had commenced the manufacturing of KADIAN (TM) based on orders received from Faulding Services Inc. and the initial income from this contract was recorded in the quarter ending June 30, 1996. The parties amended this agreement in December 1994 to resolve certain inconsistencies between this agreement and an agreement with an unrelated third party, to distribute the product manufactured by Purepac. On June 27, 1995 the Company and Faulding Services Inc. entered into a Services Agreement pursuant to which Purepac agreed to provide certain services on Faulding Services Inc. s behalf that Faulding Services Inc. had agreed to provide under the agreement with the third party.

On March 15, 1995, Purepac and Faulding entered into a three-year non-exclusive license agreement for Purepac to import and distribute doxycycline, a delayed-release product, in the United States in exchange for certain payments to Faulding for its supply of the product to Purepac.

Purepac and Faulding entered into two agreements as of June 26, 1995 for two products that had been under ongoing development review for several years. One is a licensing agreement pursuant to which Faulding granted to Purepac an exclusive ten-year license to utilize certain technology to complete the development of a modified-release product and manufacture and sell the product in the United States. Relating to the product development, Purepac paid to Faulding most of the technology licensing fees prior to June 30, 1994 with the balance paid during the year ended June 30, 1996, all expensed as research and development costs. In addition, Purepac will be obligated to pay royalties related to net sales of the product. As of June 30, 1996, development activity regarding this agreement has not continued.

The second agreement is a ten-year Co-development, Supply and Licensing Agreement whereby Faulding will develop and deliver a certain component pellet of a modified-release product for Purepac's use in developing, manufacturing and distributing such product in the United States. Faulding will supply Purepac with pellets at a price set forth in the agreement. If the parties later concur that Purepac will manufacture the pellets, Faulding will grant Purepac an exclusive license to the pellet technology for the remainder of the term of the agreement in consideration of a technology transfer fee of $250 and ongoing royalty payments. As of June 30, 1996, development activity regarding this agreement has not continued.

On January 23, 1996, FPC and Faulding entered into a Supply Agreement for injectable products developed and manufactured by Faulding for sale in the United States. Supply of six anti-cancer products, under this agreement, commenced in fiscal 1996. ANDA submissions for additional products covered by this agreement have been filed with the FDA. Additional products are under development by Faulding.

On January 23, 1996, a Licensing and Supply Agreement was signed between
FMD and Faulding for the medical device products developed by FMD. Though such products have not yet been launched in the United States, products utilizing these technologies have received regulatory approval in some other markets.


6. Accrued Expenses
                                      June 30, 1996         June 30, 1995
                                      -------------         -------------
Advertising and promotion programs     $      1,408          $      1,320
Compensation and payroll taxes                2,446                 1,677
Medicaid rebate                                 668                   520
Professional fees                               402                   848
All other                                     1,742                 1,215
                                      -------------         -------------
  TOTAL                                $      6,666          $      5,580
                                      =============         =============

7. Long-Term Debt

On May 24, 1990, the Company entered into an uncollateralized financing agreement with a commercial bank, which agreement was amended on May 24, 1992 and again amended in August 1994. The agreement permits the Company to borrow up to $15,000, of which a maximum of $5,000 may be borrowed under a term loan facility. Borrowings under the term loan facility mature five years from the date of the borrowing. The difference between the total financing agreement of $15,000 and any borrowings under the term loan facility may be utilized as revolving debt. The Company is required to meet certain financial covenants, including a minimum debt-to-equity ratio and a minimum aggregate net asset amount.

At June 30, 1996, the Company had no outstanding borrowings from the bank and no outstanding letters of credit.

At June 30, 1995, the Company had an outstanding loan from the bank of $2,000 at an interest rate of 6.64% per annum. At June 30, 1995, there were no outstanding letters of credit.


8. Stock Options

1994 Stock Option Plan

On October 18, 1994, the shareholders approved the 1994 Stock Option Plan (the 1994 Plan ) which provides for issuance of up to 1,000,000 options to acquire shares of the Company s authorized common stock. The options are intended to qualify as Incentive Stock Options (statutory options) as defined by the Internal Revenue Code or as Nonstatutory Stock Options.

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

During the year ended June 30, 1995, the Company awarded two employees 33,000 Incentive Stock Options exercisable at $9.25 per share. During the year ended June 30, 1996, the Company awarded nine employees options to purchase 507,500 shares, of which 343,323 were Incentive Stock Options and 164,177 were Nonstatutory Stock Options. During the year ended June 30, 1996, due to two resignations and one cancelation, awards totaling 108,000 shares were terminated.

Information on the 1994 stock option plan activity is as follows:


                                                  Number of Options Awarded
                                            ----------------------------------
                                                     Incentive
                  Number of   Exercisable            Stock       Nonstatutory
                  Employees   Price Range   Total    Options     Stock Options
                  ---------   -----------   ------   ---------   -------------

Outstanding at
June 30, 1995         2         $ 9.25      33,000     33,000
- ------------------------------------------------------------------------------
Options Awarded       27        $ 4.625-    675,000   510,823       164,177
                                $ 10.125

Terminated/
Canceled             (3)        $ 6.125-   (108,000)  (98,304)       (9,696)
                                $ 9.25
- ------------------------------------------------------------------------------
Outstanding at
June 30, 1996        26         $ 4.625-    600,000   445,519       154,481
                                $ 10.125
- ------------------------------------------------------------------------------


9. Restricted Stock Incentive Plan

The shareholders approved the Company's 1991 Restricted Stock Incentive Plan (the "Plan") for key employees of the Company. The Board of Directors have allotted 465,000 shares for the plan.

On November 25, 1991, the Company awarded grants aggregating 275,000 shares of the Company's common stock to 15 employees. Such grants were valued at $8.125 per share, being the market value thereof on the date of grant. During the year ended June 30, 1993, due to two resignations, grants totaling 20,000 shares were terminated. During the year ended June 30, 1994, due to one resignation, grants totaling 20,000 shares were terminated.
During the year ended June 30, 1995, due to two resignations, grants totaling 10,500 shares were terminated. During the year ended June 30, 1996, due to seven resignations, grants totaling 43,000 shares were terminated.

On March 5, 1993, the Company awarded grants aggregating 50,000 shares of the Company's common stock to six employees. Such grants were valued at $13.8125 per share, being the market value thereof on the date of grant. During the year ended June 30, 1994, due to one resignation, grants totaling 7,500 shares were terminated. During the year ended June 30, 1996, due to one resignation, grants totaling 4,000 shares were terminated.

During the year ended June 30, 1996, the Company issued 44,625 shares of common stock to employees pursuant to the Plan. As a result of the issuance of these shares, the Company will have an income tax deduction of $272 in the year ending June 30, 1997. The deduction will result in a reduction in taxes payable of approximately $103. In the same year, for financial reporting purposes, the tax benefit will be recorded as a reduction of the deferred tax asset to the extent previously provided and the remainder of the benefit will be recorded as additional capital in excess of par value. It will not be reflected in the reported earnings or the earnings per share calculations.

During the year ended June 30, 1995, the Company issued 71,125 shares of common stock to employees pursuant to the Plan. As a result of the issuance of these shares, the Company had an income tax deduction of $759 in the year ending June 30, 1996. The deduction resulted in a reduction in taxes payable of approximately $288. In the same year, for financial reporting purposes, the tax benefit was recorded as a reduction of the deferred tax asset to the extent previously provided and the remainder of the benefit was recorded as additional capital in excess of par value. It was not reflected in the reported earnings or the earnings per share calculations.

During the year ended June 30, 1994, the Company issued 82,250 shares of common stock to employees pursuant to the Plan. As a result of the issuance of these shares, the Company had an income tax deduction of $1,347 in the year ended June 30, 1995. The deduction resulted in a reduction in taxes payable of approximately $512. In that year, for financial reporting purposes, the tax benefit was recorded as a reduction of the deferred tax asset to the extent previously provided and the remainder of the benefit was recorded as additional capital in excess of par value. It was not reflected in the reported earnings or the earnings per share calculations.

Information on the Restricted Stock Incentive Plan activity is as follows:

                                        Number of Grants Awarded, by Date
                                        ----------------------------------
                                        November 25, 1991    March 5, 1993
                                        -----------------    -------------
Outstanding at June 30, 1992                  275,000
- --------------------------------------------------------------------------
  Terminated                                  (20,000)
  Grants awarded                                  ---               50,000
- --------------------------------------------------------------------------
Outstanding at June 30, 1993                  255,000               50,000
- --------------------------------------------------------------------------
  Terminated                                  (20,000)              (7,500)
  Shares Issued                               (82,250)                 ---
- --------------------------------------------------------------------------
Outstanding at June 30, 1994                  152,750               42,500
- --------------------------------------------------------------------------
  Terminated                                  (10,500)                 ---
  Shares Issued                               (56,250)             (14,875)
- --------------------------------------------------------------------------
Outstanding at June 30, 1995                   86,000               27,625
- --------------------------------------------------------------------------
  Terminated                                  (43,000)              (4,000)
  Shares Issued                               (34,000)             (10,625)
- --------------------------------------------------------------------------
Outstanding at June 30, 1996                    9,000               13,000
==========================================================================


10. Common Stock

During the years ended June 30, 1996, 1995 and 1994, the Company issued in aggregate 44,625, 71,125, and 82,250 shares of common stock to employees, pursuant to the Company's 1991 Restricted Stock Incentive Plan discussed in
Note 9. The Company received no proceeds from these transactions. During the years ended June 30, 1996, 1995 and 1994, the Company recognized $110, $366 and $385, respectively as compensation expense for the 1991 Restricted Stock Incentive Plan.

During the year ended June 30, 1996, the Company issued 2,438,712 shares of common stock to Holdings (the Company's principal stockholder) pursuant to acquisitions of companies discussed in Note 2. The company received no proceeds from the exchange of shares for the acquisition of the Acquired Companies.

11. Preferred Stock

The authorized but unissued preferred stock may be issued from time to time, in one or more series, by the Board of Directors.

Class A

In 1987, the Company issued and sold to Holdings 834,188 shares of the Class
A preferred stock at $29.34 per share, or $23,133, net of expenses of $1,342. These shares provide for a cumulative dividend of 8.5% per annum, which dividend accrues until such time as the Company shall have profits, surpluses or other funds legally available for payment of dividends. Dividends accrue on each share of Class A preferred stock on a daily basis at 8.5% per annum of liquidation value and are payable quarterly on the first days of January, April, July and October, beginning in January 1988. If any accrued dividends, for any reason, are not paid on these days, then such dividend shall be considered in arrears and, until paid, shall continue to be accrued on the liquidation value (purchase price less dividends paid) plus dividends in arrears.

During the years ended June 30, 1996, 1995 and 1994, all current year preferred dividends totaling $2,080, each year were paid. The quarterly dividend of $520 was declared and accrued at June 30, 1996 and subsequently paid on July 1, 1996.

Each share of Class A preferred stock may be converted, at the election of the holder, into six shares of common stock. At June 30, 1996, 5,005,128 shares of common stock were reserved for issuance under the terms of the Class A preferred stock.

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

Class B

On February 29, 1996, as part of the acquisition of the Acquired Companies, the Company created a Class B preferred stock with 150,000 authorized shares, par value at $.01, all of which were issued to Holdings for a cash price of $100 per share or an aggregate of $15 million. These shares pay an annual dividend of $4.50 per share or an aggregate of $675 per year, and are convertible into shares of the Company's common stock at a rate of 10.433 shares of common stock for each share of Class B preferred stock. Dividends accrue on each share of Class B preferred stock on a daily basis at 4.5% per annum of liquidation value and are payable quarterly on the first days of January, April, July and October, beginning April 1, 1996. If any accrued dividends, for any reason, are not paid on these days, then such dividend shall be considered in arrears and, until paid, shall continue to be accrued on the liquidation value (purchase price less dividends paid) plus dividends in arrears.

The initial dividend for the period February 29, 1996 to March 31, 1996, of $58 was paid on April 1, 1996. The quarterly dividend of $169 was declared and accrued at June 30, 1996 and subsequently paid on July 1, 1996.

On or after the first anniversary of the date of issuance, each share of Class B preferred stock may be converted, at the election of the holder, into
10.433 shares of common stock. At June 30, 1996, 1,564,950 shares of common stock were reserved for issuance under the terms of the Class B preferred stock.

In the event of any liquidation, dissolution or winding up of the Company, the holders of Class B preferred stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, amounts in cash equal to the sum of $100.00 per share plus all accrued and unpaid dividends.

On or after February 29, 1999, the Company may, at its election, redeem any or all shares of Class B preferred stock. For each share of Class B preferred stock redeemed, the Company shall be obligated to pay a redemption price of $100.00 per share plus any accrued and unpaid dividends.


12. Commitments and Contingencies

Leases

The Company leases certain of its equipment and property under operating leases which provide for monthly lease payments and, in certain instances, provide options to purchase the property at fair market value.

The Company through FPR has a long-term lease for a seven building facility in Aguadilla, Puerto Rico from the Port Authority of the Commonwealth of Puerto Rico which expires in the year 2020.

For the years ended June 30, 1996, 1995 and 1994, total rental expense for operating leases amounted to $867, $556 and $350, respectively. The following is a schedule of future minimum rental payments under such operating leases:


                 Fiscal Year Ending June 30,
                 ------------------------------------------
                        1997                      $     704
                        1998                            531
                        1999                            252
                        2000                            185
                        2001                            178
                        Thereafter                    3,386



Litigation

On September 11, 1995, the United States District Court for the District of New Jersey granted the Company's motion to dismiss a complaint filed against the Company and certain of its former senior executives in a lawsuit entitled Dechter vs. Purepac, Inc., Robert H. Bur and Russell J. Reardon, 94 Civ. 6195. Pursuant to the court's decision, the plaintiffs had the opportunity to file a motion with the court to submit a proposed amended complaint. The plaintiffs elected not to file such a motion, thereby terminating such litigation.

Pursuant to an agreement dated as of December 31, 1995, the Company has settled certain litigation entitled Merck & Co., Inc. v. Purepac Pharmaceutical Co. Case No. 95-495 in the United States District Court for the District of Delaware. In accordance with such agreement, the Company is to receive a cash settlement. The proceeds will be payable in three equal annual installments. In addition the Company has agreed not to pursue the marketing or sale of the pharmaceutical product which was the subject of the litigation in the United States until the patent expiration in the year 2006.

On August 21, 1996, an action was commenced against the Company, Purepac, Faulding and Zeneca, Inc. in the United States District Court for the District of Delaware entitled Purdue Pharma L.P. and the Purdue Frederick Company vs. F.H. Faulding & Co. Limited, Faulding Inc., Purepac Pharmaceutical Co. and Zeneca Inc. 96 Civ.427. The complaint alleges that the manufacture and marketing in the United States of KADIAN (TM) infringes a patent assigned to one of the plaintiffs and constitutes unfair competitive practices under Federal and State law. The Company, through Purepac, manufactures KADIAN (TM) pursuant to a contract manufacturing agreement with Faulding, and Zeneca Inc. is its U.S. distributor.

While the Company has not yet been served in the action, the complaint seeks, among other things, an order enjoining the Company from the commercial manufacture of KADIAN (TM) and treble and punitive damages in the event that the defendants have violated Federal or State unfair competitive and deceptive trade practices law.

The Company believes the allegations in the complaint to be entirely without merit and intends, in cooperation with its co-defendants, to vigorously defend this action. The commencement of the action did not impact the launch of KADIAN (TM) .

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

                                             Year Ended June 30,
                                       --------------------------------
Net Periodic Pension Cost               1996         1995         1994
                                       ------       ------       ------
Service cost for benefits earned
   during the period                   $  506       $  305       $  338

Interest cost on projected
   benefit obligation                     194          154          121

Return on plan assets                    (138)         (88)         (63)

Amortization of prior service cost         19           19           29

Amortization of actuarial loss             34            1           33
                                       ------       ------       ------
    Total                              $  615       $  391       $  458
                                       ======       ======       ======


                                                June 30,         June 30,
Funded Status and Obligation of the Plan          1996             1995
                                                --------         --------
Actuarial present value of accumulated
   benefit obligations                          $  1,703         $  1,111
Vested benefits included in above                  1,538              993
- -------------------------------------------------------------------------
Projected benefit obligation                    $  3,373         $  2,388
Plan assets at fair value                         (2,191)          (1,462)
Unrecognized prior service cost                     (155)            (175)
Unrecognized net gain (loss)                        (709)            (201)
Additional Liability                                   2                4
                                                --------         --------
    Accrued pension obligation                  $    320         $    554
                                                ========         ========


The discount rate used in determining the projected benefit obligations was 7.25% at June 30, 1996, a decrease of .75% from June 30, 1995. The rate of increase in future compensation levels used in the determination was 5.5% for both June 30, 1996 and 1995. The expected long-term rate of return on the Plan's assets used in determining pension cost was 8% for both years.

The Company also has a 401(k) savings and investment plan established
January 1, 1990, which allows employees to defer up to 15% of their salary, with the Company matching 25% of employees' contributions not exceeding 5% of their salary. The plan was amended, effective January 1, 1991, to increase the Company match from 25% to 50% of the first 5% of employees' contribution and, effective July 1, 1991, to increase the Company matching contribution to 50% of each employee's contribution not exceeding 6% of an employee's salary. The Company's contribution charged to operations for the years ended June 30, 1996, 1995, and 1994 was $230, $224 and $196, respectively.


14. Income Taxes

The Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"), effective July 1, 1993. This statement superseded Statement of Financial Accounting Standard No. 96, "Accounting for Income Taxes". The cumulative effect of adopting SFAS 109 on the Company's financial statements for the year ended June 30, 1994, was to increase income by $4,149 ($.28 per primary common share and $.21 per share on a fully diluted basis) with a corresponding increase in the deferred tax asset.

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

The decrease in the current year s deferred tax assets resulted primarily from the recognition of tax deductible items in the current year.

Net deferred tax assets consisted of the following as of:


                                             June 30,          June 30,
                                               1996              1995
                                          ------------       ------------
Current Deferred Tax Asset:
   Reserve for doubtful accounts          $        989       $        779
   Reserve for inventory obsolescence              298                509
   Sundry accruals                                 542                557
   Federal operating loss carryforwards          1,197              1,021
   Federal tax credit carryforwards                707                707
   State operating loss carryforwards              168                198
                                          ------------       ------------
                                                 3,901              3,771
                                          ------------       ------------

Current Deferred Tax Liability:
   Stock grant amortization                        336                158
   Receivables                                     216                ---
   Prepaids                                         68                 96
   Property, plant and equipment                    56                  4
                                          ------------       ------------
                                                   676                258
                                          ------------       ------------
NET CURRENT DEFERRED TAX ASSET            $      3,225       $      3,513
                                          ============       ============

Non-Current Deferred Tax Asset:
   Stock grant amortization               $        359       $        392
   Federal operating loss carryforwards          4,677              3,416
   State operating loss carryforwards               63                ---
                                          ------------       ------------
                                                 5,099              3,808
                                          ------------       ------------
Non-Current Deferred Tax Liability:
   Receivables                                     217                ---
   Property, plant and equipment                 2,919              2,609
   License amortization                            385                285
                                          ------------       ------------
                                                 3,521              2,894
                                          ------------       ------------
   Valuation Allowance                            (740)               ---
                                          ------------       ------------
NET NON-CURRENT DEFERRED TAX ASSET        $        838       $        914
                                          ============       ============

The provision for income taxes was comprised of the following:


                                        Year Ended June 30,
                                 --------------------------------
                                   1996        1995         1994
                                 -------     --------     -------
Current
  Federal                        $ (624)     $(1,026)     $ 1,047
  State                             (77)        (120)         366
                                 -------     --------     -------
                                   (701)      (1,146)       1,413

Deferred
  Federal                                         61        1,149
  State                                           11           40
                                 -------     --------     -------
  Total provision (benefit)      $ (701)     $ 1,074      $ 2,602
                                 =======     ========     =======

The Company has net operating losses and tax credits available as carryforwards to reduce future federal income taxes. State tax losses are also available as carryforwards. At June 30, 1996, for federal tax purposes, the net operating loss and tax credit carryforwards amounted to $14,870 and $707, respectively; they expire through year 2003. The future utilization of the net operating loss carryforwards by the Company is subject to limitation under provisions of the Internal Revenue Code.

In addition, the Company will carryback its current year's federal net operating loss and recover approximately $1,340 of federal income tax.

The benefit of net operating losses generated by the Acquired Companies prior to acquisition by the Company cannot be realized until the individual company generates taxable income to utilize such benefit. As of June 30, 1996 this had not occurred, a valuation allowance has been provided fully for these net operating losses.

A reconciliation of the statutory federal rate to the effective tax rate is as follows:

                                               Year Ended June 30,
                                          --------------------------
                                          1996       1995       1994
                                          -----      -----      ----
Statutory federal rate                    (34%)      (34%)       34%
State taxes net of federal benefit         (4)        (4)         4
Loss of benefit of utilizing pre-
   acquisition net operating loss
   carryforwards                           20         ---        --
Non deductible acquisition expenses         6         ---        --
Other                                                 (2)         1
                                          ---------------------------
       Effective tax rate                 (12%)      (40%)       39%
                                          =====      =====      ====


15. Segment Information

The Company operates in one business segment, the pharmaceutical industry. Primarily, the Company manufactures and sells oral generic pharmaceutical products and, since the February 29, 1996 acquisitions, the Company has expanded into the manufacturing, distribution and commercialization of generic injectable drugs and medical devices.

For the year ended June 30, 1996, three customers each accounted for approximately 11%, 10%, and 10% of sales. Sales to the three customers were $8.7 million, $7.4 million and $7.4 million, respectively. For the year ended June 30, 1995, three customers each accounted for approximately 12%, 11% and 10% of sales. Sales to the three customers were $7.8 million, $6.9 million and $6.3 million, respectively. For the year ended June 30, 1994, two customers each accounted for approximately 12% and 11% of sales. Sales to the two customers were $8.3 million and $8.1 million, respectively.


16. Subsequent Events

On August 27, 1996, a customer of the Company, FoxMeyer Drug Co., filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The accounts receivable balance owed by FoxMeyer to the Company was approximately $1.4 million and $1.5 million on June 30, 1996 and August 27, 1996, respectively. Due to the uncertainties surrounding the bankruptcy filing, the impact on future results of operations and financial position cannot be determined.

SCHEDULE II


VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)



                                Balance at    Charged to                    Balance
For the Year Ended              Beginning     Costs and                     at End
June 30, 1996:                  of Year       Expenses      Deductions      of Year
- -----------------------------------------------------------------------------------
Allowance for sales returns,
  allowances and discounts       $ 2,497      $ 17,324      $ 16,686        $ 3,135
Allowance for doubtful
  accounts                           119           101           ---            220
- -----------------------------------------------------------------------------------
  TOTAL                          $ 2,616      $ 17,425      $ 16,686        $ 3,355
===================================================================================



                                Balance at    Charged to                    Balance
For the Year Ended              Beginning     Costs and                     at End
June 30, 1995:                  of Year       Expenses      Deductions      of Year
- -----------------------------------------------------------------------------------
Allowance for sales returns,
  allowances and discounts      $ 1,365       $ 12,874      $ 11,742        $ 2,497
Allowance for doubtful
  accounts                          187            (68)          ---            119
- -----------------------------------------------------------------------------------
  TOTAL                         $ 1,552       $ 12,806      $ 11,742        $ 2,616
===================================================================================



                                Balance at    Charged to                    Balance
For the Year Ended              Beginning     Costs and                     at End
June 30, 1994:                  of Year       Expenses      Deductions      of Year
- -----------------------------------------------------------------------------------
Allowance for sales returns,
  allowances and discounts      $ 2,195       $  9,016      $  9,846        $ 1,365
Allowance for doubtful
  accounts                          254            (67)          ---            187
- -----------------------------------------------------------------------------------
  TOTAL                         $ 2,449       $  8,949      $  9,846        $ 1,552
===================================================================================


ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.


PART III

(All dollar references are in thousands, unless otherwise indicated.)


ITEM 10.    DIRECTORS, OFFICERS AND SIGNIFICANT EMPLOYEES

DIRECTORS
- ---------

The directors of the Company are as follows:
                                                            Common Stock
                                                            Beneficially
                      Company                               Owned as of
  Name                Office(s)           Since     Age     Sept. 20 1996
- ------------------    -----------------   -----     ---     -------------
Edward D. Tweddell    Director/Chairman   1990      55          -0-(2)

Alan G. McGregor      Director            1988      60          -0-(2)

David Beretta (1)     Director            1989      68          -0-

Bruce C. Tully        Director            1989      47          -0-

Richard F. Moldin     President, Chief    1995      48          10,000(3)
                      Executive Officer,
                      Chief Operating
                      Officer


(1)  Mr. Beretta died on September 16, 1996.
(2) Mr. McGregor and Dr. Tweddell are directors of Faulding, the parent of Holdings, the principal stockholder of the Company. See "Principal Stockholders" of the Company and "Compensation Committee Interlocks and Insider Participation."
(3) Excludes 200,000 shares issuable upon the exercise of stock option awards, not presently exercisable, that have been made to Mr. Moldin under the Company's 1994 Stock Option Plan. See "Compensation of Executive Officers."

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

David Beretta, a director of the Company since April 1989, was President of Executive Consulting Inc., a business consulting firm in Jamestown, Rhode Island until his death on September 16, 1996. From April 1991,
Mr. Beretta was Vice Chairman and President of Amtrol Inc., a concern engaged in the manufacture of products used in flow control, storage, heating and other treatment of fluids in the water systems market and selected sectors of the heating, ventilating and air conditioning market in West Warwick, Rhode Island. Until 1982, he was Chairman of the Board
of Uniroyal, Inc. and remained a director until 1987.   He was also a
director of Chartel Power Systems Inc.

Bruce Tully, a director of the Company since April 1989, has been a Managing Director of BT Securities Corporation, a subsidiary of Bankers Trust New York Corporation in New York, New York, since September
1989. Prior thereto and from October 1986, he was Managing Director of Bankers Trust Company and for four years prior thereto, was a Vice President thereof.

Richard F. Moldin, was appointed President and Chief Executive Officer of the Company and President of Purepac on July 17, 1995 and was appointed to serve as a director and Chief Operating Officer of the
Company on July 24, 1995.   Prior to joining the Company and from
October 1994 he served as Managing Director, Australia & New Zealand for Wellcome Australia Limited. From May 1993 until his appointment as Managing Director, he was Divisional Manager, Primary Manufacturing,
for Wellcome Foundation Limited, U.K.   Prior thereto and from September
1979, he served in various executive positions at Burroughs Wellcome Co., U.S.A., including from October 1991 to February 1993 as Vice President, Logistics & Primary Manufacturing.

EXECUTIVE OFFICERS
- ------------------

Set forth below is certain information with respect to the Company's executive officers who are not serving as a director.

Lee Craker, age 41, was appointed Chief Financial Officer of the
Company on May 26, 1995 and was appointed Treasurer on October 11,
1995. Mr. Craker has held various positions with Faulding, or certain of its affiliates, dating from his initial employment by Faulding in 1973. From May 1985 to May 1990 he served as Finance and Administration Manager of David Bull Laboratories Pty. Ltd., a wholly-owned subsidiary of Faulding. From May 1990 to June 1994, he was Finance and
Administration Manager of the Faulding Pharma Group and from July
1994 until joining the Company in May 1995 he was Finance and Administration Manager of Faulding Services Inc.

Garth Boehm, Ph.D., age 46, joined the Company as Vice President - Scientific Affairs in April 1990 and was elected Executive Vice President in October 1991. He was Deputy Research Director of Faulding
Pharmaceuticals, a division of Faulding, from July 1989 to April 1990.
From 1985 to June 1989, he held senior management positions at Enterovax Limited, a joint venture of Faulding, the University of Adelaide and the Australian Industry Development Corporation. Prior thereto and from 1981, he was Development Scientist of the R&D Division of Faulding.

William R. Griffith, age 48, was elected Secretary of the Company in October 1993. Mr. Griffith is a member of Parker Duryee Rosoff & Haft, counsel to the Company. Mr. Griffith has been a practicing attorney for more than ten years.

ITEM 11.    EXECUTIVE COMPENSATION
(Dollars in thousands)

Summary Compensation

Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended June 30, 1996, 1995 and 1994 by each of its executive officers who served as an executive officer on June 30, 1996 and whose compensation exceeded
$100 during its fiscal year ended June 30, 1996:

                      Summary Compensation Table

                          Annual Compensation


Name and                     Fiscal                              Other Annual
Principal Position            Year        Salary       Bonus     Compensation
- -----------------            ------       ------       -----     ------------

Richard F. Moldin             1996        $ 285        $ 105          (1)
Chief Executive Officer,      1995          ---          ---          ---
President and Chief           1994          ---          ---          ---
Operating Officer


Lee Craker                    1996        $ 158        $  38          (1)
Chief Financial Officer       1995          ---          ---          ---
and Treasurer                 1994          ---          ---          ---


Garth Boehm                   1996        $ 164        $  31          (1)
Executive Vice President      1995        $ 161        $   7          (1)
                              1994        $ 156        $  30          (1)

- ------------------
(1) Such amounts for each of the named executive officers listed in the Summary Compensation Table are less than 10% of the total annual salary and bonus reported for each such executive officer.

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

The exercise price of all Incentive Stock Options granted under the 1994 Plan must be at least equal to the fair market value of such shares on the date of the grant or, in the case of Incentive Stock Options granted to the holder of more than ten percent of the Company's Common Stock, at least 110% of the fair market value of such shares on the date of the grant. The maximum exercise period for which Incentive Stock Options may be granted is ten years from the date of grant (five years in the case of an individual owning more than 10% of the Company's Common
Stock). The aggregated fair market value (determined at the date of the option grant) of shares with respect to which Incentive Stock Options are exercisable for the first time by the holder of the options during any calendar year shall not exceed $100.

The following table sets forth certain information concerning grants of stock options to the executive officers of the Company under the 1994 Plan during the fiscal year ended June 30, 1996.


                      Option Grants in Last Fiscal Year

                                                                                      Potential
                                                                                Realizable
                                                                                Value at
                                                                                Assumed
                                                                                Annual
                                                                                Rates of
                                                                                Stock Price
                       Individual                                               Appreciation
                       Grants                                                   for Option Term
- -----------------------------------------------------------------------------------------------
                                     % of Total
                                     Options
                                     Granted
                                     to Employees
                        Number of    in Fiscal
                        Options      Year Ended       Exercise    Expiration
Name                    Granted      June 30, 1996    Price       Date          5%($)    10%($)
- --------------------    ---------    -------------    --------    ---------     -----    ------
Richard F. Moldin
  Chief Executive        150,000          25%         $ 10.125    7/16/2005     6.555    17.285
  Officer, President
  and Chief Operating    50,000          8.3%         $  6.25     4/21/2006     4.04     10.67
  Officer

Garth Boehm
  Executive Vice         30,000            5%         $  6.125    2/28/2006     3.965    10.455
  President


The following table sets forth certain information with respect to options granted to officers, directors and employees of the Company and its subsidiaries under the 1994 Plan during the fiscal year ended June 30, 1996. The dollar value set forth below reflects the difference between the aggregate exercise price of the options and the estimated value of the Company's Common Stock at June 30, 1996.


                     Fiscal Year End Option Values


                             Number of Unexercised
                           Options at June 30, 1996            Value of
                         -----------------------------    Unexercised Options
Name                      Exercisable   Unexercisable      at June 30, 1996
- -------------------       -----------   -------------    -------------------
Richard F. Moldin             -0-         200,000              $ -0-
  Chief Executive Officer,
  President and Chief
  Operating Officer

Garth Boehm                   -0-          30,000              $ -0-
  Executive Vice President

All Non-Executive
Employees as a                -0-         370,000              $ -0-
Group


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

A total of 465,000 shares of Common Stock of the Company were reserved for issuance under the 1991 Plan, of which aggregate grants of 275,000 and 50,000 were awarded in November 1991 and March 1993, respectively, at the respective values of $8.125 and $13.8125, being the respective market value thereof on the date of the grant. During the year ended June 30, 1994, due to two resignations, grants totaling 27,500 shares were terminated and 82,250 shares were issued. During the year ended June 30, 1995, due to two resignations, 10,500 shares were terminated and 71,125 shares were issued. During the year ended June
30, 1996, due to eight terminations, grants totaling 47,000 shares were terminated and 44,625 shares were issued.


Pension Plan

The Company maintains a defined benefit pension plan, fully paid for by the Company, for the benefit of eligible employees. All non-union employees become eligible for participation in the pension plan on January 1 or July 1, as applicable, following completion of one year of service. 161 persons were participants in the pension plan as of June 30, 1996.

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

The following table indicates the estimated annual plan benefits payable upon retirement as of June 30, 1996 at age sixty-five after fifteen, twenty, twenty-five, thirty and thirty-five years of credited service to the Company:

                          PENSION PLAN TABLE
                        (Dollars in thousands)


Average
Compensation            Annual Benefit Based on Years of Service
- ------------------      ----------------------------------------
                         15       20       25       30       35
                         --       --       --       --       --
$ 125,000 ........      $25      $33      $41      $50     $ 58
  150,000 ........       30       40       50       60       70
  175,000 ........       30       40       50       60       70
  200,000 ........       30       40       50       60       70
  225,000 ........       30       40       50       60       70
  250,000 ........       30       40       50       60       70
  300,000 ........       30       40       50       60       70
  350,000 ........       30       40       50       60       70
  400,000 ........       30       40       50       60       70
  450,000 ........       30       40       50       60       70
  500,000 ........       30       40       50       60       70

At June 30, 1996, the credited years of service under the pension plan for Mr. Moldin was one. Mr. Craker and Dr. Boehm are not participants in the pension plan.


Savings Plan

The Company has a savings plan, implemented as of January 1, 1990, covering all non-union employees of the Company and its subsidiaries. Under the savings plan, employees may defer up to 15% of their salary, to a maximum of $9 per annum. The Company makes an annual matching contribution equal to 50% of an employee's contribution, not exceeding
6% of the employee's salary. Matching contributions are vested at the rate of 20% per annum commencing upon one year's participation in the savings plan. All vested amounts in a participant's account, including earnings, may be distributed only following hardship, retirement, death, permanent or total disability or termination of employment.

For the three year period ended June 30, 1996, the Company had contributed an aggregate of $650,000 to the savings plan (net of forfeitures of non-vested amounts), for the respective accounts of 193
participants.   Of such $650,000, an aggregate of $11 has been credited
to the accounts of all current executive officers as a group, being $ -0-, $11, and $ -0- for the respective accounts of Mr. Moldin, Dr. Boehm and Mr. Craker.

        COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

General Compensation Policies

The Company's Compensation Committee (the "Committee") is responsible for establishing, approving and administering the policies which govern annual executive salary levels, increases/adjustments, incentive payments, the award of stock grants under the Company's 1991 Restrictive Stock Incentive Plan and the award of stock options under the Company's 1994 Stock Option Plan. During the year ended June 30, 1996 and until the death of David Beretta on September 16, 1996, the Committee was composed of three members, all of whom were non-employee directors. See "Compensation Committee Interlocks and Insider Participation." It is anticipated that the Board of Directors will appoint a replacement member for Mr. Beretta in the near future.

In setting salary levels, providing incentives and granting stock and option incentives, the objectives of the Committee are to encourage profitable growth of the Company in a mutuality of interest between the Company's executives and stockholders and to balance competitive pay with the Company's overall performance. Specifically, the Committee attempts to provide levels of compensation to the President/CEO and the Company's other executive officers which reflect the contribution of such executives to the Company's growth in sales, earnings and market share, the development of stockholder value as reflected in the increase in the Company's stock price and the implementation of corporate strategies consistent with the growth of the Company.

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


President/CEO and Executive Officers Compensation

The Company's executive compensation program consists of three key components: base salary, a cash incentive scheme and long term incentives through the awards of restricted stock grants and stock options.

The incentive payments have two performance components, each with a 50% weighting: (a) a financial budget achievement target based on net profit before taxes and (b) achievement of specific job-related objectives. The underlying principle for the design and implementation of the Company's incentive scheme is based on the concept that the Company commit in advance to predetermined annual levels of performance. Actual results achieved are measured against that commitment.

The Company's long term incentives to date have been in the form of restricted stock and stock option grants. The object of this program has been to advance the longer term interest of the Company and its stockholders. Equity compensation is an important element of the perfor-mance-based compensation of the executive officers and helps to ensure that management's interests remain closely aligned with those of the Company's stockholders. The Committee is of the view that Restricted stock awards and stock option grants provide the Company's key employees an opportunity for increased equity ownership and help to create an incentive to remain with the Company for the long term, since the grants vest over a four to six year period.

During the approximate five month period from January to July 17, 1995 Michael R.D. Ashton held the position of President and Chief Executive Officer of the Company. His yearly salary as President of Faulding Services Inc. had already been established, was not altered upon his acceptance of additional responsibilities as President and CEO of the Company and was paid by Faulding Services Inc.

On July 17, 1995, the Company appointed Richard F. Moldin as its President and Chief Executive Officer. Mr. Moldin's initial compensation package reflected the Company's determination to recruit experienced executive officers who had considerable experience in the pharmaceutical industry by offering them compensation cometitive with that of health care companies of comparable size and performance. He received an initial base salary of $285,000 and a grant of 150,000 stock options under the 1994 Stock Option Plan.

Mr. Moldin received an additional grant of 50,000 stock options in April, 1996 and a cash incentive award of $105,000 in September, 1996. His additional compensation reflected the Committee's assessment of Mr. Moldin's leadership in strengthening the position of the Company, his efforts in broadening the Company's base of operations to include the generic injectable business and his leadership contribution in implementing the Company's programs during the fiscal year ended June 30, 1996.

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

     Edward D. Tweddell  )         Members of the
     Alan G. McGregor    )     Compensation Committee
                                 September 23, 1996



       COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Dr. Tweddell is Group Managing Director and Chief Executive Officer and a Director of Faulding. He is also a Director of Holdings, which owns approximately 61.6% of the Company's Common Stock, plus preferred stock convertible into additional shares of the Company's Common Stock. Alan McGregor is Chairman of the Board and a Director of Faulding. See "Principal Stockholders" and "Certain Relationships and Related Transactions."

Set forth below is a line graph comparing the cumulative stockholder return on the Company's Common Stock against the cumulative total return of the NASDAQ United States Index and the NASDAQ Pharmaceutical Index for the Company's fiscal years ended June 30, 1996, June 30, 1995, June 30, 1994, June 30, 1993 and June 30, 1992,
respectively.


		COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
			      AMONG PUREPAC, INC.,
		  THE NASDAQ UNITED STATES INDEX AND THE NASDAQ
			     PHARMACEUTICAL INDEX




  Measurement Period                           NASDAQ             NASDAQ
(Fiscal Year Covered)     Faulding Inc.     United States      Pharmaceutical
- ---------------------     -------------     -------------      --------------

FYE 6/30/91                   100               100                 100
FYE 6/30/92                   256               120                 125
FYE 6/30/93                   174               151                 108
FYE 6/30/94                   151               153                  91
FYE 6/30/95                   188               204                 120
FYE 6/30/96                    82               261                 177


- --------------
* $100 Invested on 6/30/91 in Stock or Index.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            PRINCIPAL STOCKHOLDERS OF PUREPAC

The following table sets forth certain information regarding shares of the Company's outstanding Common Stock beneficially owned on September
19, 1995, (i) by each person who is known by the Company to beneficially own or exercise voting or dispositive control over more than 5% of the Company's Common Stock, (ii) by each of the Company's Directors, and
(iii) by all executive officers and Directors of the Company as a group:

Name of                     Number of Shares               Percentage
Beneficial Owner            Beneficially Owned              of Class
- ---------------------------------------------------------------------
Faulding Holdings Inc.        15,848,770(1)                 73.3%(1)
529 Fifth Avenue
8th Floor
New York, New York 10017

All executive officers            19,876(2)                     *
and directors as a Group
 (9 persons)


- --------------
(1) Includes 5,005,128 shares issuable upon conversion of 834,188 shares of the Company's Class A Preferred Stock and 1,564,950 shares issuable under conversion of 150,000 share of the Company's Class B Preferred Stock.

2) Mr. McGregor is Chairman and a director, and Dr. Tweddell is Group
Managing Director, Chief Executive Officer and a director, respectively, of Faulding, the sole stockholder of Holdings. Dr. Tweddell is also a director
of Holdings.   Each of Dr. Tweddell and Mr. McGregor, however, disclaims
any beneficial interest in or voting or dispositive control over the shares of the Company's Common Stock owned by Holdings. Excludes 190,124 shares issuable to, but not presently exercisable by, Mr. Moldin under the 1994 Plan. Includes 9,876 shares exercisable by Mr. Moldin as of July 17, 1996 under the 1994 Plan.

* Equals a percentage less than 1% of the outstanding shares of the Company's stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Related-Party Transactions

See Item 1. "BUSINESS: Acquisitions" for information with respect to the Company's acquisition of all of the outstanding capital stock of each of FMD, FPR, and FPC, from Holdings in exchange for 2,438,712 shares of its common stock and the contemporaneous sale to Holdings of $15.0 million of Class B Preferred Stock.

During the years ended June 30, 1996, 1995 and 1994, the Company paid Faulding $4,057, $2,289 and $3,789, respectively, for merchandise purchases (pursuant to agreements to market injectable and oral products, both described herein), $287, $918 and $1,007, respectively, for research and development services and $603, $326 and $123, respectively, for interest expense on loan advances associated with the Acquired Companies prior to the acquisition by the Company. In addition, the Company paid Faulding Services Inc., $296, $266, and $186, respectively, for business development services (pursuant to an agreement with Faulding Services Inc. which terminated on December 31, 1995 and described herein). Faulding Services Inc. is a 100% owned subsidiary of Holdings.

During the years ended June 30, 1996, 1995, and 1994, the Company was reimbursed $466, $1,919 and $486, respectively, by Faulding for materials and services related to research and development projects and $200 during the year ended June 30, 1994 for the sale to Faulding of the Company s Poroplastic(R) technology.

Additionally, during the year ended June 30, 1996, the Company invoiced $1,018 to Faulding Services Inc. for contract manufacturing of KADIAN (TM) (pursuant to an agreement with Faulding Services Inc., described herein).

During the year ended June 30, 1994, the Company paid Faulding Services Inc. $623,000 for engineering and consulting services related to the construction of a manufacturing suite to accommodate the modified-release technology.

Included in other assets at June 30, 1996 and 1995 is $2,903 paid by the Company to Faulding in June 1992 to acquire the proprietary technology, including the scientific information and expertise, processes and procedures, for the manufacture and sale of the generic version of certain modified-release pharmaceutical products. The acquired technology is restricted to use, on an exclusive basis, in the United States of America and its territories. Amortization of this technology will commence in fiscal 1997.

Amounts due from (due to) affiliated companies are payable on demand and were as follows as of:

                                   June 30, 1996     June 30, 1995
                                   -------------     -------------

           Faulding                 $    (1,881)     $       1,843
           Holdings                         ---                 10
           Faulding Services Inc.         1,034                (37)
                                    -----------      -------------
                                    $      (847)     $       1,816
                                    ===========      =============


Purepac entered into an agreement with Faulding as of December 5, 1992, pursuant to which Purepac agreed to provide services to Faulding for the tableting of pellets and micropellets on a time and materials basis. During the year ended June 30, 1996, no related services were provided by Purepac to Faulding.

In addition, Purepac and Faulding entered into a three-year agreement, also dated as of December 5, 1992, which is automatically renewable for successive two-year periods, pursuant to which Faulding granted Purepac a non-exclusive license to import, distribute and market an erythromycin oral product in the United States.

On January 1, 1993, Purepac and Faulding Services Inc. entered into a consulting agreement, which terminated on December 31, 1995, pursuant to which Purepac retained Faulding Services Inc. to serve as a business development consultant and advisor on a non-exclusive basis.

On August 1, 1993, Purepac entered into a ten-year agreement with Faulding Services Inc. to manufacture KADIAN (TM) utilizing Faulding technology, processes and manufacturing methods licensed to Faulding Services Inc. Faulding Services Inc., at its sole cost, has sought all necessary approvals and/or registrations from the appropriate regulatory authority to enable the sale of the product, which was approved by the FDA on July 3, 1996. Under that agreement, Purepac had commenced the manufacturing of KADIAN (TM) based on orders received from Faulding Services Inc. and the initial income from this contract was recorded in the quarter ending June 30, 1996. The parties amended this agreement in December 1994 to resolve certain inconsistencies between this agreement and an agreement with an unrelated third party, to distribute the product manufactured by Purepac. On June 27, 1995 the Company and Faulding Services Inc. entered into a Services Agreement pursuant to which Purepac agreed to provide certain services on Faulding Services Inc.'s behalf that Faulding Services Inc. had agreed to provide under the agreement with the third party.

On March 15, 1995, Purepac and Faulding entered into a three-year non-exclusive license agreement for Purepac to import and distribute doxycycline, a delayed-release product, in the United States in exchange for certain payments to Faulding for its supply of the product to Purepac.

Purepac and Faulding entered into two agreements as of June 26, 1995 for two products that had been under ongoing development review for several years. One is a licensing agreement pursuant to which Faulding granted to Purepac an exclusive ten-year license to utilize certain technology to complete the development of a modified-release product and manufacture and sell the product in the United States. Relating to the product development, Purepac paid to Faulding most of the technology licensing fees prior to June 30, 1994 with the balance paid during the year ended June 30, 1996, all expensed as research and development costs. In addition, Purepac will be obligated to pay royalties related to net sales of the product.
As of June 30, 1996, development activity regarding this agreement has not continued.

The second agreement is a ten-year Co-development, Supply and Licensing Agreement whereby Faulding will develop and deliver a certain component pellet of a modified-release product for Purepac s use in developing, manufacturing and distributing such product in the United States. Faulding will supply Purepac with pellets at a price set forth in the agreement. If the parties later concur that Purepac will manufacture the pellets, Faulding will grant Purepac an exclusive license to the pellet technology for the remainder of the term of the agreement in consideration of a technology transfer fee of $250 and ongoing royalty payments. As of June 30, 1996, development activity regarding this agreement has not continued.

On January 23, 1996, FPC and Faulding entered into a Supply Agreement for injectable products developed and manufactured by Faulding for sale in the United States. Supply of six anti-cancer products, under this agreement, commenced in January 1996. ANDA submissions for additional products covered by this agreement have been filed with the FDA. Additional products are under development by Faulding.

On January 23, 1996, a Licensing and Supply Agreement was signed between FMD and Faulding for the medical device products developed by FMD. Though such products have not yet been launched in the United States, products utilizing these technologies have received regulatory approval in some other markets.

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

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
             AND REPORTS ON FORM 8-K

(a) Documents Filed as a Part of This Report

1. FINANCIAL STATEMENTS

Report of Independent Public Accountants - Deloitte & Touche LLP.

Consolidated Balance Sheets - June 30, 1996 and 1995.

Consolidated Statements of Operations - Year ended June 30, 1996, 1995, and 1994.

Consolidated Statements of Stockholders' Equity - Year ended June 30, 1996, 1995, and 1994.

Consolidated Statements of Cash Flows - Year ended June 30, 1996, 1995, and 1994.

Notes to Consolidated Financial Statements.


2. FINANCIAL STATEMENT SCHEDULE

Schedule II: Valuation and Qualifying Accounts - Year ended June 30, 1996, 1995, and 1994.

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


Exhibit  Number         Description of Document


    (3)           (i)  Certificate of Incorporation filed September 2, 1982
                       (1).

                 (ii)  Certificate of Amendment to Certificate of
                       Incorporation filed June 30, 1983 (1).

                (iii)  Certificate of Amendment to Certificate of
                       Incorporation filed November 13, 1987 (3).

                 (iv)  Certificate of Amendment to Certificate of
                       Incorporation filed February 29, 1996.

                  (v)  By-laws (1).


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

                (vii)  1991 Restricted Stock Incentive Plan (7).

               (viii) Agreement dated as of December 5, 1992, between F. H. Faulding & Co. Limited and Purepac Pharmaceutical Co.
                       (8).

                 (ix) Agreement dated December 5, 1992, between F. H. Faulding & Co. Limited and Purepac Pharmaceutical Co.
                       (8).

                  (x) Agreement dated as of December 5, 1992, between F. H. Faulding & Co. Limited and Purepac Pharmaceutical Co.
                       (8).

                 (xi) Consulting Agreement dated January 1, 1993, between Purepac Pharmaceutical Co. and Faulding Services Inc., formerly Faulding Inc. (8).

                (xii) Toll Manufacturing Agreement dated as of August 1, 1993 between Faulding Services Inc., formerly Faulding Inc. and Purepac Pharmaceutical Co., as amended as of December 22, 1994 (9).

               (xiii) Letter agreement dated as of June 29, 1994, between Faulding Inc., formerly Purepac, Inc. and F.H. Faulding & Co. Limited (10).

                (xiv)  1994 Stock Option Plan (11).

                 (xv) Agreement dated as of March 15, 1995 between F.H. Faulding & Co. Limited and Purepac Pharmaceutical Co.
                       (13)

                (xvi) License Agreement dated June 26, 1995 between F.H. Faulding & Co. Limited and Purepac Pharmaceutical Co.
                       (13)

               (xvii) Services Agreement dated as of June 26, 1995 between Faulding Pharmaceutical Co., formerly Faulding Hospital Products, Inc. and Purepac Pharmaceutical Co. (13)

              (xviii) Services Agreement dated as of June 26, 1995 between Faulding Services Inc., formerly Faulding Inc. and Purepac Pharmaceutical Co. (13)

                (xix) Co-Development, Supply and Licensing Agreement dated as of June 26, 1995 between F.H. Faulding & Co. Limited and Purepac Pharmaceutical Co. (13)

                 (xx) Letter of Intent between F.H. Faulding & Co. Limited and the Company dated August 9, 1995 (12).

                (xxi) Stock Purchase Agreement, dated as of January 23, 1996 between Faulding Holdings Inc. and Purepac, Inc. (14)

               (xxii) Preferred Stock Purchase Agreement, dated as of January 23, 1996 between Faulding Holdings Inc. and Purepac, Inc.
                       (14)

              (xxiii) Development and Distribution Agreement, dated as of January 23, 1996 between F.H. Faulding & Co. Limited and Faulding Pharmaceutical Co.

               (xxiv) Licensing and Supply Agreement, dated as of January 23, 1996 between F.H. Faulding & Co. Limited and Faulding Medical Device Co.

                (xxv) License Agreement, dated as of February 29, 1996 between F.H. Faulding & Co. Limited and Purepac, Inc.


    (11)                Computation of Earnings Per Share.

    (11.1)              Computation of Earnings Per Share Assuming Full
                        Dilution.

    (21)                Subsidiaries of Registrant.

    (27)                Financial Sata Schedule
  __________________________________

  (1) Previously filed as an Exhibit to Registration Statement 2-87116 on Form S-1, filed with the Securities and Exchange Commission (the "Commission") on October 12, 1983 and incorporated herein by reference.

  (2) Previously filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended November 30, 1984 and incorporated herein by reference.

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

  (13) Previously filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

  (14) Previously filed as an Exhibit to the Proxy Statement filed with the Commission on January 30, 1996 and incorporated herein by reference.



 (b)   Reports on Form 8-K

       Current Reports on Form 8-K filed with the Commission during July 1, 1995 through June 30, 1996:


                                                              Financial
       Report                   Items Reported                Statements
       ------                   --------------                ----------

   1.  Filed August 17, 1995        Item 5                       None

                             INDEX TO EXHIBITS

    (3)          (iv)  Certificate of Amendment of Certificate of Incorporation
                       filed February 29, 1996.

    (10)      (xxiii)  Development and Distribution Agreement, dated as of
                       January 23, 1996 between F.H. Faulding & Co. Limited and Faulding Pharmaceutical Co.

               (xxiv) Licensing and Supply Agreement, dated as of January 23, 1996 between F.H. Faulding & Co. Limited and Faulding Medical Device Co.

                (xxv) License Agreement, dated as of February 29, 1996 between F.H. Faulding & Co. Limited and Purepac, Inc.

    (11)                Computation of Earnings Per Share.

    (11.1)              Computation of Earnings Per Share Assuming Full
                        Dilution.

    (21)                Subsidiaries of Registrant.

    (27)                Financial Sata Schedule

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PUREPAC, INC.


Date:   September 26, 1996              /s/ Edward D. Tweddell
                                        Edward D. Tweddell,
                                        Chairman of the Board


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   September 26, 1996              /s/ Richard F. Moldin
                                        Richard F. Moldin,
                                        President and Chief Executive
                                        Officer (Principal Executive Officer)


Date:   September 26, 1996              /s/ Lee H. Craker
                                        Lee H. Craker,
                                        Chief Financial Officer
                                        (Principal Accounting Officer)


Date:   September 26, 1996              /s/ Alan G. McGregor
                                        Alan G. McGregor
                                        Director



Date:   September 26, 1996              /s/ Bruce C. Tully
                                        Bruce C. Tully,
                                        Director