Form 10-Q
period 1996-09-30
FAULDING INC
filed 1996-11-14
CIK 729069

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q

                              QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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


                                  15,064,560

              Number of shares outstanding of the Registrant's
                     common stock as of October 28, 1996

                                FAULDING INC.


                                    INDEX


                                                                    Page No.
PART I  -  FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements:

          Consolidated Balance Sheets
           September 30, 1996 and June 30, 1996 . . . . . . . . . .    3

          Consolidated Statements of Operations
           Three months ended September 30, 1996
           and 1995 . . . . . . . . . . . . . . . . . . . . . . . .    4

          Consolidated Statements of Cash Flows
           Three months ended September 30, 1996
           and 1995  . . . . . . . . . . . . . . . . . . . . . . . .   5

           Notes to Consolidated Financial Statements . . . . . . .    6


ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations  . . . . . .  10


PART II  -  OTHER INFORMATION

        ITEMS 1 thru 6  . . . . . .. . . . . . . . . . . . . . . . .  14

        SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .  15

Faulding Inc.


CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                             September 30,      June 30,
                                                 1996             1996
                                              (Unaudited)       (Audited)
--------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------
CURRENT ASSETS:

Cash and cash equivalents                   $      2,424      $      1,897
Accounts receivable                               14,934            17,118
Inventory (Note 4)                                30,263            26,496
Other current assets                               3,834             3,315
Deferred income taxes (Note 6)                     2,657             3,225
--------------------------------------------------------------------------
TOTAL CURRENT ASSETS                              54,112            52,051
--------------------------------------------------------------------------
Property, plant and equipment, net                42,272            41,510
Other assets                                       4,226             4,279
Deferred income taxes (Note 6)                     1,327               838
--------------------------------------------------------------------------
TOTAL ASSETS                                $    101,937      $     98,678
==========================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------
CURRENT LIABILITIES:

Accounts payable                            $      8,275      $      7,553
Due to affiliated companies                        1,129               847
Loan payable to bank                               4,000               ---
Accrued expenses                                   5,552             6,666
Accrued preferred dividends                          689               689
--------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                         19,645            15,755
--------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (Notes 1 and 2)

Class A convertible preferred stock;
   par value $.01, authorized 1,834,188
   shares; issued and outstanding 834,188
   (liquidation value $24,995)                         8                 8

Class B convertible preferred stock;
   par value $.01, authorized 150,000
   shares; issued and outstanding 150,000
   (liquidation value $15,169)                         2                 2

Common stock; par value $.01, authorized
   35,000,000 shares; issued and outstanding
   15,064,560 at September 30, 1996 and June
   30, 1996                                          151               151

Capital in excess of par value                    56,473            57,138
Retained earnings                                 25,658            25,624
--------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                        82,292            82,923
--------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $    101,937      $     98,678
==========================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Faulding Inc.


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share amounts)

                                                          Three Months Ended
                                                             September 30,
                                                      -----------------------
                                                          1996           1995
-----------------------------------------------------------------------------
NET SALES                                             $  18,585     $  15,572
Cost of sales                                            13,013        13,718
-----------------------------------------------------------------------------
Gross profit                                              5,572         1,854
-----------------------------------------------------------------------------
Expenses:
   Selling, general and administrative                    3,031         2,852
   Research and development                               2,488         2,231
-----------------------------------------------------------------------------
Total expenses                                            5,519         5,083
-----------------------------------------------------------------------------
Income (loss) from operations                                53        (3,229)
Other income (expense), net                                 (19)         (279)
-----------------------------------------------------------------------------
Income (loss) before income taxes                            34        (3,508)
Provision (benefit) for income taxes (Note 6)                --          (658)
-----------------------------------------------------------------------------
Income (loss) Before Preferred Stock Dividends               34        (2,850)
Preferred stock dividends                                   689           520
-----------------------------------------------------------------------------
NET INCOME (LOSS), AVAILABLE FOR COMMON STOCK         $    (655)    $  (3,370)
=============================================================================

Primary Earnings Per Common Share (Note 3)
   Net income (loss)                                  $    (.04)    $    (.22)
-----------------------------------------------------------------------------
Weighted average number of common
   shares outstanding                                15,064,560    15,018,935
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.


Faulding Inc.

<CAPTION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)


                                                      Three Months Ended
                                                        September 30,
                                                -----------------------------
                                                     1996             1995
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss), Available for Common Stock      $     (655)     $   (3,370)
Adjustments To Reconcile Net Income (Loss) to Net Cash
   Provided By (Used For) Operating Activities:
   Depreciation and amortization                          942             756
   Compensation expense-stock grants                       82              67
   Deferred income tax, asset                              79             190
   INCREASE (DECREASE) IN CASH FROM:
   Accounts receivable                                  2,184              85
   Inventory                                           (3,767)            183
   Other current assets                                  (498)           (536)
   Other assets                                           (23)             10
   Accounts payable                                       722            (172)
   Accrued expenses                                    (1,114)            108
   Accrued income taxes                                   (79)            848
   Due to/from affiliates                                 282             234
-----------------------------------------------------------------------------
   TOTAL ADJUSTMENTS                                   (1,190)             77
-----------------------------------------------------------------------------
Net Cash Provided By (Used For)
Operating Activites                                    (1,845)         (3,293)
-----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITES:

Purchases of property, plant and equipment             (1,628)           (661)
-----------------------------------------------------------------------------
Net Cash Provided By (Used For)
Investing Activities                                   (1,628)           (661)
-----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITES:

Borrowings from bank                                    4,000           1,000
Proceeds from additions to paid in capital                  0           2,597
-----------------------------------------------------------------------------
Net Cash Provided By (Used For)
Financing Activites                                     4,000           3,597
-----------------------------------------------------------------------------
Increase (Decrease) In Cash and Cash Equivalents   $      527      $     (357)
=============================================================================
Cash and cash equivalents,
   beginning of period                                  1,897           1,225
-----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                   $    2,424      $      868
=============================================================================
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
   Interest                                        $       28      $       54
   Income Taxes                                           ---      $      ---
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


                                 FAULDING INC.


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (Dollars in Thousands)


Notes to the Financial Statements included in Faulding Inc.'s (the "Company") Form 10-K for the year ended June 30, 1996 contain information pertinent to the accompanying financial statements and should be read in conjunction with reading these financial statements. There has been no material change in the information contained in such footnotes except as set forth below.
The Consolidated Balance Sheet at September 30, 1996, the Consolidated Statements of Operations for the three months ended September 30, 1996 and 1995 and the Consolidated Statements of Cash Flows for the three months ended September 30, 1996 and 1995 are unaudited.

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

The acquisition transaction was accounted for as similar to a pooling of interests and, therefore, financial statements for the quarter ended September 30, 1995 have have been restated as if the acquisition took place at the beginning of the period presented. The financial statements reflect the accounts of Faulding Inc. (including its wholly owned subsidiary, Purepac Pharmaceutical Co.) and the Acquired Companies. All intercompany transactions and balances have been eliminated.

2. A reconciliation of the change in total stockholders' equity is as follows:

                         Par Value
                         of Common       Capital in                Total Stock-
                         and Preferred   Excess of      Retained     holders'
                         Stock           Par Value      Earnings      Equity
                         -------------   -----------    --------    ----------
Balance,
   June 30, 1996           $     161     $  57,138      $ 25,624    $   82,923

Class A preferred
   stock dividend                             (520)                       (520)

Class B preferred
   stock dividend                             (169)                       (169)

Stock grant amortization                        81                          81

Reduction of deferred income
   tax asset from issuance
   of stock grants                             (57)                        (57)

Net Income                                                    34            34
                         -------------   -----------    --------    ----------
Balance,
   September 30, 1996      $     161     $  56,473      $ 25,658    $   82,292
                         =============   ===========    ========    ==========


3.  Earnings Per Common Share

    Primary earnings per common share is calculated by dividing income after preferred dividends by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded as the effect is either not material or anti-dilutive. Earnings per share assuming full dilution is not presented as the effect would be anti-dilutive.


4.  Inventory


                                    September 30,            June 30,
                                        1996                   1996
                                    -------------          ----------
Raw materials                       $   11,769             $   11,160
Work-in-process                          7,065                  4,509
Finished goods                          11,429                 10,827
                                    ----------             ----------
           Total                    $   30,263             $   26,496
                                    ==========             ==========



5.  Capital Stock

    During the quarter ended September 30, 1996 no additional shares were issued.

6.  Accounting for Income Taxes

Deferred income tax assets, both current and non-current, reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

The income tax expense provision does not include the benefit of recognizing available loss carryforwards to the extent they have already been recognized as a deferred tax asset. Instead, there is a reduction in the deferred tax asset as such benefits are utilized to reduce taxes payable.

The provision (benefit) for income tax expense was comprised of the following:


                          Three Months Ended
                             September 30,
                        ----------------------
                           1996         1995
                        ----------   ---------
Current
  Federal               $      11    $    (533)
  State                         1          (63)
                        ----------   ---------
                               12         (596)

Deferred
  Federal                     (11)         (24)
  State                        (1)         (38)
                        ----------   ---------
Total provisions        $       0    $    (658)
                        ==========   =========



The Company has net operating losses and tax credits available as carryforwards to reduce future payments of federal income taxes. State tax losses are also available as carryforwards. At September 30, 1996, for federal tax purposes, the net operating loss and tax credit carryforwards amounted to $14,870 and $707, respectively; they expire through year 2003. The future utilization of the net operating loss carryforwards is subject to limitation under provisions of the Internal Revenue Code.

The benefit of net operating losses generated by the Acquired Companies prior to acquisition by the Company cannot be realized until the individual company generates taxable income to utilize such benefit. As of September 30, 1996 this had not occurred, and a valuation allowance has been provided fully for these net operating losses.

7.      New Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standard No. 123 "Accounting For Stock Based Compensation" ("SFAS 123") which requires that an employer's financial statements include expanded disclosure regarding stock-based employee compensation arrangements. The Company will adopt the disclosure only requirements of SFAS123, therefore, such adoption will have no effect on the Company's consolidated financial condition or results of operations.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121 "Accounting For The Impairment
Of Long-Lived Assets" ("SFAS 121") which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. To determine a loss, if any, to be recognized, the book value of the asset would be compared to the market value or expected future cash flow value. The Company is adopting SFAS 121 for the fiscal year ended June 30, 1997 and anticipates, based upon information currently available, that it will not have a material impact on its results of operations and financial position.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        (Dollars presented in thousands)

Results Of Operations - Three Month Period Ended September 30, 1996 Compared with the Three Month Period Ended September 30, 1995

Overview:  Acquisitions and Consolidation

On February 29, 1996 the Company acquired all of the outstanding capital stock of each of Faulding Medical Device Co. ("FMD"), Faulding Puerto Rico, Inc. ("FPR"), and Faulding Pharmaceutical Co. ("FPC"), collectively the "Acquired Companies," from Faulding Holdings Inc. (the Company's majority stockholder) in exchange for 2,438,712 shares of its common stock. As a result, the acquisition transaction was accounted for as similar to a pooling of interests and, therefore, financial statements for the three month period ended September 30, 1995 have been restated as if the acquisition took place at the beginning of the earliest period presented. The financial statements reflect the accounts of Faulding Inc. (including its wholly owned subsidiary, Purepac Pharmaceutical Co.) and the Acquired Companies.

Results of Operations

The following segregates the results of operations before income taxes for Faulding Inc. into the Company's business prior to the acquisition, "Purepac," and the Acquired Companies which became wholly owned subsidiaries of Faulding Inc. effective March 1, 1996.


STATEMENTS OF OPERATIONS (UNAUDITED) - Purepac

                                                          Three Months Ended
                                                             September 30,
                                                      -----------------------
                                                          1996           1995
-----------------------------------------------------------------------------
[S]                                                       [C]            [C]
NET SALES                                             $  16,178     $  14,167
Cost of sales                                            10,164        11,655
-----------------------------------------------------------------------------
Gross profit                                              6,014         2,512
-----------------------------------------------------------------------------
Expenses:
   Selling, general and administrative                    2,437         2,255
   Research and development                               1,945         1,951
-----------------------------------------------------------------------------
Total expenses                                            4,382         4,206
-----------------------------------------------------------------------------
Income (loss) from operations                             1,632        (1,694)
Other income (expense), net                                 (19)          (40)
-----------------------------------------------------------------------------
Income (loss) before income taxes                         1,613        (1,734)
-----------------------------------------------------------------------------

STATEMENTS OF OPERATIONS (UNAUDITED) - Acquired Companies

                                                          Three Months Ended
                                                             September 30,
                                                      -----------------------
                                                          1996           1995
-----------------------------------------------------------------------------
[S]                                                       [C]            [C]
NET SALES                                             $   2,407     $   1,405
Cost of sales                                             2,849         2,063
-----------------------------------------------------------------------------
Gross profit                                               (442)         (658)
-----------------------------------------------------------------------------
Expenses:
   Selling, general and administrative                      593           597
   Research and development                                 544           280
-----------------------------------------------------------------------------
Total expenses                                            1,137           877
-----------------------------------------------------------------------------
Income (loss) from operations                            (1,579)       (1,535)
Other income (expense), net                                 ---           239
-----------------------------------------------------------------------------
Income (loss) before income taxes                     $  (1,579)    $  (1,774)
-----------------------------------------------------------------------------

The discussion below relates to the segregated results presented above.


Purepac Results of Operations

Net sales for the three month period ended September 30, 1996 was $16,178 compared with $14,167 for the corresponding 1995 period. The increase is primarily due to sales of diclofenac, which was approved in March 1996. Diclofenac sales in the September 1996 quarter represented 22% of the quarter's sales. In addition to diclofenac, sales of indapamide and diflunisal, which were approved by the United States food and Drug Administration ("FDA") in the quarter ended June 30, 1996 and sales related to the contract manufacturing of KADIAN (TM) for Faulding Services Inc. were recorded in the current quarter.

Gross profit for the three month period ended September 30, 1996 was $6,014 compared with $2,512 for the corresponding 1995 period. Gross profit as a percentage of net sales for the current period was 37% compared with 18% for the corresponding period in the prior year. The increase was mostly attributable to the sales of diclofenac and indapamide plus contract manufacturing of KADIAN (TM) .

Selling, general and administrative expenses for the current three month period was $2,437 compared with the corresponding prior period's expense of $2,255. Current period expenses as a percentage of net sales was 15% compared with 16% for the corresponding prior year's period.

Research and development expenses for the current three month period was $1,945 compared with $1,951 for the corresponding 1995 period. The current period's expense as a percent of net sales was 12% compared with 14% for the corresponding prior period. The relative stable expenses for both periods reflect the continuing expenditures in biostudy costs and product development.

Other income (expense) for the current three month period was ($19) compared with ($40) in the prior year's corresponding period. The other income (expense) reflects interest expense and revolving credit agreement fees in excess of interest income.

Income before income taxes for the current three month period was $1,613 compared with a net loss before income taxes of $1,734 for the corresponding 1995 period.

The results for the three month period ended September 30, 1996 was positively affected by recent new product approvals for diclofenac, indapamide and income resulting from contract manufacturing of KADIAN (TM) , partly offset by negative pricing pressures within the oral generic pharmaceutical industry. The future financial results will continue to be dependent on the ability of income from sales of new products to counter ongoing price erosion within the industry.

Acquired Companies Results of Operations

The Acquired Companies became wholly owned subsidiaries of Faulding Inc. effective March 1, 1996.

Net sales for the three month period ended September 30, 1996 was $2,407 compared with $1,405 for the corresponding 1995 period. Of the current and prior period net sales, 64% and 73%, respectively, were related to products manufactured at the FPR production facility in Aguadilla, Puerto Rico. These products were sold either under contract manufacturing agreements or by FPC to its customers in the USA. The majority of the remainder of the net sales comprises products licensed from F.H. Faulding Co. Limited, the beneficial majority stockholder of the Company ("F. H. Faulding"). Net sales in the current three month period included mitomycin, which sales commenced in the quarter ended March 31, 1996, licensed from F.H. Faulding and approved by the FDA for marketing in November 1995.

Gross profit for the three month period ended September 30, 1996 was ($442) compared with ($658) for the corresponding 1995 period. Gross profit was unfavorably impacted in both periods by under utilization of the production facility in Puerto Rico.

Selling, general and administrative expenses for the current three month period was $593 compared with the corresponding prior period's expense of $597. The expense represent principally selling expenses associated with FPC.

Research and development expenses for the current three month period was $544 compared with $280 for the corresponding 1995 period. The increase in expense of $264 was due to all three Acquired Companies increasing development expenditures.

The loss before income taxes for the current three month period was $1,579 compared with a loss of $1,774 for the corresponding 1995 period.

Consolidated Income Tax Benefit

The calculation of the provision (benefit) for income taxes of the Company, which includes Purepac and the Acquired Companies, has been prepared in accordance with accounting for the acquisitions as similar to a pooling of interests consistently applying Statement of Financial Accounting Standard No. 109 ("SFAS109").

For the current three month period ended September 30, 1996, the consolidated income before tax was $34. Due to permanent tax differences which reduce the taxable income to breakeven, no consolidated provision needs to be provided.

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

Financial Condition, Liquidity And Capital Resources

The Company had $2,424 in cash and cash equivalents at September 30, 1996, compared with $1,897 at June 30, 1996. The increase in the current three month period of $527 resulted primarily from $4,000 borrowed from a bank offset by $1,845 used for operating activities, and $1,628 used for investments in property, plant and equipment.

A comparison of the balance sheet accounts at September 30, 1996 to the June 30, 1996 balances shows the following to be noteworthy:

   Accounts receivable decreased by $2,184 due to collections of the previous quarter's high level of sales.

   Inventory increased by $3,767 due to anticipation of higher sales volumes, increased production and to better match customers' demands.

The accrued preferred dividends payable to the Company's majority stockholder, Faulding Holdings Inc., of $689 for the three month period ended September
30, 1996 were subsequently paid on October 1, 1996.

The Company believes that its current cash resources, anticipated operating cash flows and funds available under a revolving credit and loan arrangement with a bank will be sufficient to fund its working capital needs for the next 24 months. In addition, it is not anticipated that the Acquired Companies will generate adequate revenues to finance their combined operating expenses until at least 1998. Depending upon the timing of the Company's cash flow requirements, which is highly dependent upon the unpredictable timing of the receipt of FDA product approvals, the future cash flow needs of the Company could exceed the Company's current cash resources and its available credit under its existing credit facilities. As of September 30, 1996, the Company had $2,424 in cash, plus approximately $11,000 of available borrowings under its existing credit facilities.

Accordingly, the Company may need to seek additional credit facilities or to seek additional funding from sales of its securities or from other sources. The Company anticipates that it would be able to increase its credit facilities or obtain financing from other sources, should it require additional cash flow to support the commercialization of new products following receipt of FDA approval. However, there can be no assurance that such financing will be available when required, if at all, or will be available upon terms the Company may deem commercially reasonable.


                       PART II  -  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

On August 21, 1996, an action was commenced against the Company, Purepac, F.H. Faulding and Zeneca Inc. in the United States District Court for the District of Delaware entitled Purdue Pharma L.P. and the Purdue Frederick Company v. F. H. Faulding & Company Ltd. [sic], Faulding Inc., Purepac Pharmaceutical Co. and Zeneca Inc. 96 Civ. 427. The complaint alleges that the manufacture and marketing in the United States of KADIAN (TM) infringes a patent assigned to one of the plaintiffs and constitutes unfair competitive practices under Federal and State law. The Company, through Purepac, manufactures KADIAN (TM) pursuant to a contract manufacturing agreement with Faulding Services Inc.

The complaint seeks, among other things, an order enjoining the Company from infringing the subject patent and awarding treble and punitive damages. The Company believes the allegations in the complaint to be entirely without merit and intends, in cooperation with its co-defendants, to vigorously defend this action. The commencement of the action did not impact the launch of KADIAN (TM) .

The Company is involved in litigation incidental to the conduct of its business, in addition to the above matter, and does not believe that the ultimate adverse resolutions of any, or all, thereof would have a material adverse effect on its financial position, results of operations or cash flows.

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



FAULDING INC.


BY:       /s/ Richard F. Moldin                        November 13, 1996

          Richard F. Moldin
          President and Chief Executive Officer
          (Principal Executive Officer)



BY:       /s/ Lee H. Craker                            November 13, 1996

          Lee H. Craker
          Chief Financial Officer
          (Principal Accounting Officer)