Form 10-K/A
period 1996-06-30
FAULDING INC
filed 1997-01-30
CIK 729069

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                             ---------------------


                                 FORM 10-K/A-1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended June 30, 1995, the Company awarded two employees 33,000 Incentive Stock Options exercisable at $9.25 per share. During the year ended June 30, 1996, the Company awarded 27 employees options to purchase 675,000 shares, of which 496,789 were Incentive Stock Options and 178,211 were Nonstatutory Stock Options. During the year ended June 30, 1996, due to two resignations and one cancelation, awards totaling 108,000 shares were terminated.

Information on the 1994 stock option plan activity is as follows:


                                                  Number of Options Awarded
                                            ----------------------------------
                                                     Incentive
                  Number of   Exercisable            Stock       Nonstatutory
                  Employees   Price Range   Total    Options     Stock Options
                  ---------   -----------   ------   ---------   -------------

Outstanding at
June 30, 1995         2         $ 9.25      33,000     33,000
------------------------------------------------------------------------------
Options Awarded       27        $ 4.625-    675,000   496,789       178,211
                                $ 10.125

Terminated/
Canceled             (3)        $ 6.125-   (108,000)  (98,304)       (9,696)
                                $ 9.25
------------------------------------------------------------------------------
Outstanding at
June 30, 1996        26         $ 4.625-    600,000   431,485       168,515
                                $ 10.125
------------------------------------------------------------------------------

PART III

(All dollar references are in thousands, unless otherwise indicated.)


ITEM 10.    DIRECTORS, OFFICERS AND SIGNIFICANT EMPLOYEES

DIRECTORS
---------

The directors of the Company are as follows:
                                                            Common Stock
                                                            Beneficially
                      Company                               Owned as of
  Name                Office(s)           Since     Age     Sept. 20 1996
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

EXECUTIVE OFFICERS
------------------

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


                      Summary Compensation Table

                          Annual Compensation


Name and                     Fiscal                              Other Annual
Principal Position            Year        Salary       Bonus     Compensation
-----------------            ------       ------       -----     ------------

Richard F. Moldin             1996        $ 285        $ 105          (1)
Chief Executive Officer,      1995          ---          ---          ---
President and Chief           1994          ---          ---          ---
Operating Officer


Lee Craker                    1996        $ 158        $  38          (1)
Chief Financial Officer       1995           78(2)       ---          ---
and Treasurer                 1994          ---          ---          ---

------------------
(1) Such amounts for each of the named executive officers listed in the Summary Compensation Table are less than 10% of the total annual salary and bonus reported for each such executive officer.

(2) Mr. Craker became an employee of the Company on January 1, 1996.

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


                      Option Grants in Last Fiscal Year

                                                                                Potential
                                                                                Realizable
                                                                                Value at
                                                                                Assumed
                                                                                Annual
                                                                                Rates of
                                                                                Stock Price
                       Individual                                               Appreciation
                       Grants                                                   for Option Term
-----------------------------------------------------------------------------------------------
                                     % of Total
                                     Options
                                     Granted
                                     to Employees
                        Number of    in Fiscal
                        Options      Year Ended       Exercise    Expiration
Name                    Granted      June 30, 1996    Price       Date          5%($)    10%($)
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



                     Fiscal Year End Option Values


                             Number of Unexercised
                           Options at June 30, 1996            Value of
                         -----------------------------    Unexercised Options
Name                      Exercisable   Unexercisable      at June 30, 1996
-------------------       -----------   -------------    -------------------
Richard F. Moldin             -0-         200,000              $ -0-
  Chief Executive Officer,
  President and Chief
  Operating Officer

All Non-Executive
Employees as a                -0-         400,000              $ -0-
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


Average
Compensation            Annual Benefit Based on Years of Service
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



At June 30, 1996, the credited years of service under the pension plan for Mr. Moldin was one. Mr. Craker is not a participant in the pension plan.


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


For the three year period ended June 30, 1996, the Company had contributed an aggregate of $650 to the savings plan (net of forfeitures of non-vested amounts), for the respective accounts of 193 participants. None of such $650 has been credited to the accounts of current executive officers.

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



On July 17, 1995, the Company appointed Richard F. Moldin as its President and Chief Executive Officer. Mr. Moldin's initial compensation package reflected the Company's determination to recruit experienced executive officers who had considerable experience in the pharmaceutical industry by offering them compensation cometitive with that of health care companies of comparable size and performance. He received an initial base salary of $285 and a grant of 150,000 stock options under the 1994 Stock Option Plan.

Mr. Moldin received an additional grant of 50,000 stock options in April, 1996 and a cash incentive award of $105 in September, 1996. His additional compensation reflected the Committee's assessment of Mr. Moldin's leadership in strengthening the position of the Company, his efforts in broadening the Company's base of operations to include the generic injectable business and his leadership contribution in implementing the Company's programs during the fiscal year ended June 30, 1996.

$1,000 Limit On Tax Deductible Compensation

As part of the Omnibus Budget Reconciliation Act passed by Congress in 1993, a new limit has been created for the deductibility of compensation paid to certain officers. These officers are the Chief Executive Officer and the next four most highly compensated officers in office at the end of the year. Compensation paid to these officers in excess of $1,000, that is not performance-based, cannot be claimed by the Company as a tax deduction.



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



Name of                     Number of Shares               Percentage
Beneficial Owner            Beneficially Owned              of Class
---------------------------------------------------------------------
Faulding Holdings Inc.        15,848,770(1)                 73.3%(1)
529 Fifth Avenue
8th Floor
New York, New York 10017

All executive officers            40,000(2)                     *
and directors as a Group
 (9 persons)


--------------
(1) Includes 5,005,128 shares issuable upon conversion of 834,188 shares of the Company's Class A Preferred Stock and 1,564,950 shares issuable under conversion of 150,000 share of the Company's Class B Preferred Stock.

2) Mr. McGregor is Chairman and a director, and Dr. Tweddell is Group
Managing Director, Chief Executive Officer and a director, respectively, of Faulding, the sole stockholder of Holdings. Dr. Tweddell is also a director
of Holdings.   Each of Dr. Tweddell and Mr. McGregor, however, disclaims
any beneficial interest in or voting or dispositive control over the shares of the Company's Common Stock owned by Holdings. Excludes 170,000 shares issuable to, but not presently exercisable by, Mr. Moldin under the 1994 Plan. Includes 30,000 shares exercisable by Mr. Moldin as of
July 17, 1996 under the 1994 Plan.

* Equals a percentage less than 1% of the outstanding shares of the Company's stock.

                               SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:     January 30, 1997              FAULDING INC.


                                        By: /s/Richard F. Moldin
                                            Richard F. Moldin
                                            President and Chief Executive
                                            Officer