Form 10-Q
period 1996-12-31
FAULDING INC
filed 1997-02-13
CIK 729069

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the period ended December 31, 1996

                                     OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number:  0-13588

                                FAULDING INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                          04-2769995
(State of other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


                              200 Elmora Avenue
                             Elizabeth, NJ 07207
                   (Address of principal executive office)


                        Telephone Number (908) 527-9100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes [X]    No  [ ]

As of February 6, 1997, there were 15,068,060 shares of the Registrant's Common Stock outstanding.

                               Faulding Inc.


                                  INDEX

										Page No.
PART I  -  FINANCIAL INFORMATION

	ITEM 1.	Consolidated Financial Statements:

                 Consolidated Balance Sheets
                 December 31, 1996 and June 30, 1996 . . . . .  . . .   3

                 Consolidated Statements of Operations
                 Three months ended December 31, 1996
                 and 1995 and six months ended
                 December 31, 1996 and 1995 . . . .. . . . . . . . . .  4

                 Consolidated Statements of Cash Flows
                 Six months ended December 31, 1996
                 and 1995  . . . . . . . . . . .. . . . . . . . . . .   5

                 Notes to Consolidated Financial Statements . . . . .   6


	ITEM 2.	Management's Discussion and Analysis of
                Financial Condition and Results of Operations  . . .    10


PART II  -  OTHER INFORMATION

        ITEMS 1 thru 6  . . . . . . . . . . .. . . . . . . . . . . . .  15

        SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .    16

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)


                                             December 31,        June 30,
                                                 1996              1996
                                             (Unaudited)         (Audited)
--------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------
CURRENT ASSETS:

Cash and cash equivalents                   $      3,007      $      1,897
Accounts receivable                               14,617            17,118
Inventory (Note 4)                                28,417            26,496
Due from affiliated companies                        537               ---
Other current assets                               3,266             3,315
Deferred income taxes (Note 6)                     2,062             3,225
--------------------------------------------------------------------------
TOTAL CURRENT ASSETS                              51,906            52,051
--------------------------------------------------------------------------
Property, plant and equipment, net                43,767            41,510
Other assets                                       4,171             4,279
Deferred income taxes (Note 6)                     1,914               838
--------------------------------------------------------------------------
TOTAL ASSETS                                $    101,758      $     98,678
==========================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------
CURRENT LIABILITIES:

Accounts payable                            $      6,342      $      7,553
Due to affiliated companies                          ---               847
Loan payable to bank                               7,000               ---
Accrued expenses                                   5,965             6,666
Accrued preferred dividends                          689               689
--------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                         19,996            15,755
--------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (Note 1 and 2)
Class A convertible preferred stock;
   par value $.01, authorized 1,834,188
   shares; issued and outstanding 834,188
   (liquidation value $24,995,171)                     8                 8
Class B convertible preferred stock;
   par value $.01, authorized 150,000
   shares; issued and outstanding 150,000
   (liquidation value $15,169)                         2                 2
Common stock; par value $.01, authorized
   35,000,000 shares; issued and outstanding
   15,064,560 at December 31, 1996 and June
   30, 1996                                          151               151
Capital in excess of par value                    55,865            57,138
Retained earnings                                 25,736            25,624
--------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                        81,762            82,923
--------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $    101,758      $     98,678
==========================================================================

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share amounts)


                                                            Three Months Ended               Six Months Ended
                                                               December 31,                     December 31,
                                                        -------------------------      -------------------------
                                                            1996           1995             1996          1995
----------------------------------------------------------------------------------------------------------------
NET SALES                                             $     22,229   $     18,126    $     40,814   $     33,698
Cost of sales                                               16,679         14,358          29,692         28,076
----------------------------------------------------------------------------------------------------------------
Gross profit                                                 5,550          3,768          11,122          5,622
----------------------------------------------------------------------------------------------------------------
Expenses:
   Selling, general and administrative                       3,389          2,651           6,420          5,504
   Research and development                                  1,914          2,863           4,402          5,093
   Restructuring costs                                         ---            579             ---            579
----------------------------------------------------------------------------------------------------------------
Total expenses                                               5,303          6,093          10,822         11,176
----------------------------------------------------------------------------------------------------------------
Income (loss) form operations                                  247         (2,325)            300         (5,554)
Other income (expense), net                                    (94)         1,466            (113)         1,187
----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                              153           (859)            187         (4,367)
Provision (benefit) for income taxes (Note 6)                   75           (157)             75           (815)
----------------------------------------------------------------------------------------------------------------
Income (loss) Before Preferred Stock Dividends                  78           (702)            112         (3,552)
Preferred stock dividends                                      689            520           1,378          1,040
----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS), AVAILABLE FOR COMMON STOCK         $       (611)  $     (1,222)   $     (1,266)  $     (4,592)
================================================================================================================
Primary Earnings Per Common Share (Note 3)
   Net income (loss)                                  $      (0.04)  $      (0.08)   $      (0.08)  $      (0.03)
----------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding    15,064,560     15,018,935      15,064,560     15,018,935
================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)



                                                       Six Months Ended
                                                         December 31,
                                                -----------------------------
                                                     1996            1995
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss), Available for Common Stock   $      (1,266)   $     (4,592)
Adjustments To Reconcile Net Income (Loss)
to Net Cash
   Provided By (Used For) Operating Activities:
   Depreciation and amortization                        1,884           1,513
   Compensation expense-stock grants                      162             103
   Deferred income tax, asset                              87             165
   INCREASE (DECREASE) IN CASH FROM:
   Accounts receivable                                  2,501            (545)
   Inventory                                           (1,921)         (1,898)
   Other current assets                                   ---          (1,541)
   Other assets                                           (43)         (1,210)
   Accounts payable                                    (1,211)          1,653
   Accrued expenses                                      (701)            785
   Accrued income taxes                                   (10)           (980)
   Due to/from affiliates                              (1,383)          1,671
-----------------------------------------------------------------------------
   TOTAL ADJUSTMENTS                                     (635)           (284)
-----------------------------------------------------------------------------
Net Cash Provided By (Used For)
Operating Activites                                    (1,901)         (4,876)
-----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITES:

Purchases of property, plant and equipment             (3,989)         (1,301)
-----------------------------------------------------------------------------
Net Cash Provided By (Used For)
Investing Activities                                   (3,989)         (1,301)
-----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITES:

Borrowings from bank                                    7,000           3,000
Proceeds from additions to paid in capital                ---           2,906
-----------------------------------------------------------------------------
Net Cash Provided By (Used For)
Financing Activites                                     7,000           5,906
-----------------------------------------------------------------------------
Increase (Decrease) In Cash and Cash Equivalents $      1,110    $       (271)
=============================================================================
Cash and cash equivalents,
   beginning of period                                  1,897           1,225
-----------------------------------------------------------------------------
Cash and cash equivalents,
   end of period                                 $      3,007    $        954
=============================================================================
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
   Interest                                      $        123    $         64
   Income Taxes                                  $        ---    $        ---
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in Thousands)

Notes to the Financial Statements included in Faulding Inc.'s (the "Company") Form 10-K for the year ended June 30, 1996 contain information pertinent to the accompanying financial statements and should be read in conjunction with reading these financial statements. There has been no material change in the information contained in such footnotes except as set forth below. The Consolidated Balance Sheet at December 31, 1996, the Consolidated Statements of Operations for the three and six months ended December 31, 1996 and 1995 and the Consolidated Statements of Cash Flows for the six months ended December 31, 1996 and 1995 are unaudited.

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

	The acquisition transaction was accounted for as similar to a pooling of interests and, therefore, financial statements for the six months ended December 31, 1995 have been restated as if the acquisition took place at the beginning of the earliest period presented. The financial statements reflect the accounts of Faulding Inc. (including its wholly owned subsidiary, Purepac Pharmaceutical Co.) and the Acquired Companies. All intercompany transactions and balances have been eliminated.

        2. A reconciliation of the change in total stockholders' equity is as follows:

                            Par
                            Value of
                            Common and   Capital in                 Total Stock
                            Preferred    Excess of     Retained     -holders'
                            Stock        Par Value     Earnings     Equity
                            ----------   -----------   ----------   ----------
Balance, June 30, 1996      $     161    $    57,138   $   25,624   $   82,923
Class A preferred
   stock dividend                             (1,040)                   (1,040)
Class B preferred
   stock dividend                               (338)                     (338)
Stock grant amortization                         162                       162
Reduction of deferred
   income tax asset from
   issuance of stock grants                      (57)                      (57)
Net Income                                                    112          112
                            ----------   -----------   ----------   ----------
Balance, December 31, 1996  $      161   $    55,865   $   25,736   $   81,762
                            ==========   ===========   ==========   ==========



	3.	Earnings Per Common Share

		Primary earnings per common share is calculated by dividing income after preferred dividends by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded as the effect is anti-dilutive. Earnings per share assuming full dilution is not presented as the effect would be anti-dilutive.

	4.	Inventory

                                    December 31,             June 30,
                                       1996                    1996
                                    ----------             ----------
                Raw materials       $    9,400             $   11,160
                Work-in-progress         7,405                  4,509
                Finished goods          11,612                 10,827
                                    ----------             ----------
                     Total          $   28,417             $   26,496
                                    ==========             ==========



	5.	Capital Stock

		During the quarter ended December 31, 1996 no additional shares were issued.

	6.	Accounting for Income Taxes

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


        The provision (benefit) for income tax expense was comprised of the following:

                          Three Months Ended           Six Months Ended
                              December 31,                December 31,
                        ----------------------      ----------------------
                           1996         1995           1996         1995
                        ----------   ---------      ----------   ---------
Current
  Federal               $      68    $    (132)     $      68    $    (665)
  State                        11          ---             11          (63)
                        ----------   ---------      ----------   ---------
                               79         (132)            79         (728)
Deferred
  Federal                      (4)         ---             (4)         (24)
  State                       ---          (25)           ---          (63)
                        ----------   ---------      ----------   ---------
Total provisions        $      75    $    (157)     $      75    $    (815)
                        ==========   =========      ==========   =========


	The Company has net operating losses and tax credits available as carryforwards to reduce future payments of federal income taxes. State tax losses are also available as carryforwards. At December 31, 1996, for federal tax purposes, the net operating loss and tax credit carryforwards amounted to $14,870 and $707, respectively; they expire through year 2003. The future utilization of the net operating loss carryforwards is subject to limitation under provisions of the Internal Revenue Code.

	The benefit of net operating losses generated by the Acquired Companies prior to acquisition by the Company cannot be realized until the individual company generates taxable income to utilize such benefit. As of December 31, 1996 this had not occurred, and a full valuation allowance has been provided for these net operating losses.

7.	New Accounting Pronouncements

	In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 "Accounting For Stock Based Compensation" ("SFAS 123") which requires that an employer's financial statements include expanded disclosure regarding stock-based employee compensation arrangements. The Company will adopt the disclosure only requirements of SFAS 123, therefore, such adoption will have no effect on the Company's consolidated financial condition or results of operations.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (Dollars presented in thousands)

Results Of Operations - Three and Six Month Periods Ended December 31, 1996 Compared with the Three and Six Month Periods Ended December 31, 1995

Overview:  Acquisitions and Consolidation

On February 29, 1996 the Company acquired all of the outstanding capital stock of each of Faulding Medical Device Co. ("FMD"), Faulding Puerto Rico, Inc. ("FPR"), and Faulding Pharmaceutical Co. ("FPC"), collectively the "Acquired Companies," from Faulding Holdings Inc. (the Company's majority stockholder) in exchange for 2,438,712 shares of its common stock. As a result, the acquisition transaction was accounted for as similar to a pooling of interests and, therefore, financial statements for the three and six month periods ended December 31, 1995 have been restated as if the acquisition took place at the beginning of the earliest period presented. The financial statements reflect the accounts of Faulding Inc. (including its wholly owned subsidiary, Purepac Pharmaceutical Co.) and the Acquired Companies.

Results of Operations

The following segregates the results of operations before income taxes for Faulding Inc. into the Company's business prior to the acquisition, "Purepac," and the Acquired Companies which became wholly owned subsidiaries of Faulding Inc. effective March 1, 1996.


STATEMENTS OF OPERATIONS (UNAUDITED) - Purepac

                                                            Three Months Ended               Six Months Ended
                                                               December 31,                     December 31,
                                                        -------------------------      -------------------------
                                                            1996           1995             1996          1995
----------------------------------------------------------------------------------------------------------------
NET SALES                                             $     19,400   $     14,522    $     35,578   $     28,689
Cost of sales                                               13,329         11,457          23,494         23,112
----------------------------------------------------------------------------------------------------------------
Gross profit                                                 6,071          3,065          12,084          5,577
----------------------------------------------------------------------------------------------------------------
Expenses:
   Selling, general and administrative                       2,818          1,980           5,255          4,235
   Research and development                                  1,596          2,596           3,541          4,547
   Restructuring costs                                         ---            579             ---            579
----------------------------------------------------------------------------------------------------------------
Total Expenses                                               4,414          5,155           8,796          9,361
----------------------------------------------------------------------------------------------------------------
Income (loss) form operations                                1,657         (2,090)          3,288         (3,784)
Other income (expense), net                                    (94)         1,681            (113)         1,640
----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                            1,563           (409)          3,175         (2,144)
----------------------------------------------------------------------------------------------------------------



STATEMENTS OF OPERATIONS (UNAUDITED) - Acquired Companies


                                                            Three Months Ended               Six Months Ended
                                                               December 31,                     December 31,
                                                        -------------------------      -------------------------
                                                            1996           1995             1996          1995
----------------------------------------------------------------------------------------------------------------
NET SALES                                             $      2,829   $      3,604    $      5,236   $      5,009
Cost of sales                                                3,350          2,900           6,198          4,964
----------------------------------------------------------------------------------------------------------------
Gross profit                                                  (521)           704            (962)            45
----------------------------------------------------------------------------------------------------------------
Expenses:
   Selling, general and administrative                         572            671           1,165          1,268
   Research and development                                    317            267             861            547
----------------------------------------------------------------------------------------------------------------
Total Expenses                                                 889            938           2,026          1,815
----------------------------------------------------------------------------------------------------------------
Income (loss) form operations                               (1,410)          (234)         (2,988)        (1,770)
Other income (expense), net                                    ---           (215)            ---           (453
----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                           (1,410)          (449)         (2,988)        (2,223)
----------------------------------------------------------------------------------------------------------------




The discussion below relates to the segregated results presented above.

Purepac Results of Operations

Net sales for the three and six month periods ended December 31, 1996 were $19,400 and $35,578, respectively, compared with $14,522 and $28,689 for the corresponding 1995 periods. The increase is primarily due to sales of diclofenac, which was approved by the United States Food and Drug
Administration ( FDA") and commercialized in March 1996. Diclofenac sales represented 27% and 25% of the net sales for the current three and six month periods, respectively. In addition to diclofenac, sales of indapamide and diflunisal, which were both approved by the FDA and commercialized in the quarter ended June 30, 1996 and sales related to the contract manufacturing of KADIAN(TM) for Faulding Services Inc. were recorded in the current three and six month periods. Faulding Services Inc. is a wholly-owned subsidiary of Faulding Holdings Inc.

Gross profit for the three and six month periods ended December 31, 1996 were $6,071 and $12,084, respectively, compared with $3,065 and $5,577 for the corresponding 1995 periods. Gross profit as a percentage of net sales for the current three and six month periods were 31% and 34%, respectively, compared with 21% and 19% for the corresponding periods in the prior year. The increase was mostly attributable to the sales of diclofenac and indapamide plus contract manufacturing of KADIAN(TM).

Selling, general and administrative expenses for the current three and six month periods were $2,818 and $5,255, respectively, compared with the corresponding prior period's respective amounts of $1,980 and $4,235.
Current periods' expenses as a percentage of net sales were both 15% compared
with 14% and 15% for the corresponding prior year's periods.   The increase
in the expense
level for the current three month period was due to higher personnel and promotion expenses as well as an increase in the bad debt provision to provide for a customer who filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

Research and development expenses for the current three and six month periods were $1,596 and $3,541, respectively, compared with $2,596 and $4,547 for the corresponding 1995 periods. The current period's expense as a percent of net sales were 8% and 10%, respectively, compared with 18% and 16% for the corresponding prior periods. While the Company is continuing expenditures for product development and associated biostudies, the reduced expenses in the current period reflects mostly timing differences associated with biostudy scheduling.

In the three and six month periods ended December 1995, the Company incurred $579 in restructuring costs primarily relating to severance arrangements.
No such costs have been incurred in the current year.

The other income (expense) reflects interest expense and revolving credit agreement fees versus interest income. Other income (expense) for the current three and six month periods were ($94) and ($113), respectively, compared with $1,681 and $1,640 in the prior year's corresponding periods. The prior year's periods increase in other income versus the current year is primarily attributable to the settlement of a patent litigation by Purepac which was recorded in the quarter ended December 31, 1995.

Income before income taxes for the current three and six month periods were $1,563 and $3,175, respectively, compared with a net loss before income taxes of $409 and $2,144 for the corresponding 1995 periods.

The results for the three and six month periods ended December 31, 1996 were positively affected by the commercialization of new product approvals for diclofenac, indapamide and income resulting from contract manufacturing of KADIAN(TM), partly offset by negative pricing pressures within the oral generic pharmaceutical industry. The future financial results will continue to be highly dependent on the ability of income from sales of new products to counter ongoing price erosion within the industry.

Acquired Companies Results of Operations

The Acquired Companies became wholly owned subsidiaries of Faulding Inc. effective March 1, 1996.

Net sales for the three and six month periods ended December 31, 1996 were $2,829 and $5,236, respectively, compared with $3,604 and $5,009 for the corresponding 1995 periods. Products manufactured at the FPR production facility in Aguadilla, Puerto Rico represented 62% and 60% of the net sales for the current three and six month periods, respectively, compared to 88% and 84% for the corresponding periods in the prior year. These products were sold either under contract manufacturing agreements or by FPC to its customers in the USA. The majority of the remainder of the net sales comprises products licensed from F H Faulding & Co. Limited, the beneficial majority stockholder of the Company ("F H Faulding"). Net sales in the current three and six month periods included mitomycin, which sales commenced in the quarter ended March 31, 1996. The net sales decline in the current quarter was principally due to a reduction of sales under the contract manufacturing agreements most of which is caused by timing of customer orders and lack of availability of one key raw material, since received.

Gross (loss) profit for the three and six month periods ended December 31, 1996 were ($521) and ($962), respectively, compared with $704 and $45 for the corresponding 1995 periods. The principal cause of the reduction in gross profit for the current periods versus the prior year's periods was the lower contract manufacturing volume and price erosion on some of the product line. Gross profit was unfavorably impacted in both periods by under utilization of the production facility in Puerto Rico.

Selling, general and administrative expenses for the current three and six month periods were $572 and $1,165, respectively, compared with the corresponding prior period's expenses of $671 and $1,268. The expense represent principally selling expenses associated with FPC.

Research and development expenses for the current three and six month periods were $317 and $861, respectively, compared with $267 and $547 for the corresponding 1995 periods. The increase in expenses was due to all three Acquired Companies increasing development expenditures.

The loss before income taxes for the current three and six month periods were $1,410 and $2,988, respectively, compared with a loss of $449 and $2,223 for the corresponding 1995 periods. The reduction versus last year is mostly due to the reduced contract manufacturing sales recorded by FPR.

Consolidated Income Tax Benefit

The calculation of the provision (benefit) for income taxes of the Company, which includes Purepac and the Acquired Companies, has been prepared in accordance with accounting for the acquisitions as similar to a pooling of interests consistently applying Statement of Financial Accounting Standard No. 109 ("SFAS 109").

For the current three and six month periods ended December 31, 1996, the consolidated income before income taxes were $153 and $187, respectively. In the first fiscal quarter, due to permanent tax differences which reduced the the taxable income to breakeven, no consolidated provision was required to be provided.

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


Financial Condition, Liquidity And Capital Resources

The Company had $3,007 in cash and cash equivalents at December 31, 1996, compared with $1,897 at June 30, 1996. The increase in the current six month period of $1,110 resulted primarily from $7,000 borrowed from a bank offset by $1,901 used for operating activities and $3,989 used for investments in property, plant and equipment.

A comparison of the balance sheet accounts at December 31, 1996 to the June 30, 1996 balances shows the following to be noteworthy:

    Accounts receivable decreased by $2,501 due to improved collections of sales.

    Inventory increased by $1,921 due primarily to purchases of materials for products planned to be launched in 1997.

    Net property, plant and equipment increased by $2,257 reflecting primarily the construction of an injectable shell glass vial filling facility in Aquadilla, Puerto Rico.

The accrued preferred dividends payable to the Company's majority stockholder, Faulding Holdings Inc., of $689 for the three month period ended December 31, 1996 were subsequently paid on January 2, 1997.

The Company believes that its current cash resources, anticipated operating cash flows and funds available under a revolving credit and loan arrangement with a bank will be sufficient to fund its working capital needs for the next 24 months. In addition, it is not anticipated that the Acquired Companies will generate adequate revenues to finance their combined operating expenses until at least 1998. Beyond 1998, depending upon the timing of the Company's cash flow requirements, which is highly dependent upon the unpredictable timing of the receipt of FDA product approvals, the future cash flow needs of the Company could exceed the Company's current cash resources and its available credit under its existing credit facilities.
As of December 31, 1996, the Company had $3,007 in cash and cash equivalents, plus approximately $8,000 of available borrowings under its existing credit facilities.

The Company is currently negotiating expanded credit facilities which it
anticipates will be successful.   In the future, should the Company require
additional cash flow to support the commercialization of new products following receipt of FDA approval, there can be no assurance that such financing will be available when required, if at all, or will be available upon terms the Company may deem commercially reasonable.


                        PART II  -  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On August 23, 1996, an action was commenced against the Company, Purepac, F H Faulding and Zeneca Inc. in the United States District Court for the District of Delaware entitled Purdue Pharma L.P. and the Purdue Frederick Company v. F. H. Faulding & Company Ltd. [sic], Faulding Inc., Purepac Pharmaceutical Co. and Zeneca Inc. 96 Civ. 427. The complaint alleges that the manufacture and marketing in the United States of KADIAN(TM) infringes a patent assigned to one of the plaintiffs and constitutes unfair competitive practices under Federal and State law. The Company, through Purepac, manufactures KADIAN(TM) pursuant to a contract manufacturing agreement with Faulding Services Inc., a wholly-owned subsidiary of Faulding Holdings Inc.

The complaint seeks, among other things, an order enjoining the Company from infringing the subject patent and awarding treble and punitive damages. The Company believes the allegations in the complaint to be entirely without merit and intends, in cooperation with its co-defendants, to vigorously defend this action. The commencement of the action did not impact the launch of KADIAN(TM).

On February 3, 1997, following the submission by Purepac of an ANDA seeking FDA approval of Diltiazem Hydrochloride Extended-Release Capsules, USP, the Company's proposed generic version of Cardizem-CD(R), a lawsuit was commenced in the US District Court for the District of New Jersey under the caption Hoechst Marion Roussel, Inc. and Carderm Capital L.P. v. Faulding Inc. and Purepac Pharmaceutical Co., Civil Action No. 97-516(JAG Jr.), alleging that the Company's proposed generic product infringes a patent assigned to Carderm Capital L.P. and licensed, on a non-exclusive basis, to Hoechst Marion Roussel, Inc., and seeking to delay the commercial introduction of the Company's proposed generic product until the expiration of that patent.

Cardizem CD(R), which is manufactured and marketed by Hoechst Marion Roussel, Inc., is indicated for the treatment of hypertension and for the management of chronic stable angina and angina due to coronary artery spasm.

The Company believes that its proposed generic product does not infringe the patent at issue in the lawsuit and, additionally, that the patent is invalid. The Company therefore intends to defend the lawsuit vigorously.

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


FAULDING INC.


BY: /s/Richard F. Moldin                            February 12, 1997
    -------------------------------------
    Richard F. Moldin
    President and Chief Executive Officer
    (Principal Executive Officer)



BY: /s/Lee H. Craker                                February 12, 1997
    -------------------------------------
    Lee H. Craker
    Chief Financial Officer
    (Principal Accounting Officer)