Form 10-Q
period 1997-03-31
FAULDING INC
filed 1997-05-02
CIK 729069

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  ---------
                                  FORM 10-Q
                                  ---------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the period ended March 31, 1997

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

                             200 Elmora Avenue
                            Elizabeth, NJ 07207
                  (Address of principal executive offices)


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

                           Yes [X]        No  [ ]

        As of May 1, 1997, there were 15,094,560 shares of the Registrant's Common Stock outstanding.

                                 FAULDING INC.


                                    INDEX


                                                                     Page No.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
           March 31, 1997 and June 30, 1996 . . . . . . . . . . . . . . . 3

         Consolidated Statements of Operations
           Three months ended March 31, 1997
           and 1996 and nine months ended
           March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . .  4

         Consolidated Statements of Cash Flows
           Nine months ended March 31, 1997
           and 1996  . . . . . . . . . . . . . . . . . . . .. . . . . .   5

         Notes to Consolidated Financial Statements . . . . . . . . . .   6


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . . .  10


PART II  -  OTHER INFORMATION

  ITEMS 1 thru 6  . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

  SIGNATURES . . . . . . . . . . . . . . . . . . .  . . . . . . . . . .  17

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)


                                              March 31,          June 30,
                                                 1997              1996
                                              (Unaudited)       (Audited)
--------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------
CURRENT ASSETS:

Cash and cash equivalents                   $      3,944      $      1,897
Accounts receivable                               21,639            17,118
Inventory (Note 4)                                32,519            26,496
Other current assets                               2,551             3,315
Deferred income taxes (Note 6)                     2,256             3,225
--------------------------------------------------------------------------
TOTAL CURRENT ASSETS                              62,909            52,051
--------------------------------------------------------------------------
Property, plant and equipment, net                43,893            41,510
Other assets                                       3,499             4,279
Deferred income taxes (Note 6)                       359               838
--------------------------------------------------------------------------
TOTAL ASSETS                                $    110,660      $     98,678
==========================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------
CURRENT LIABILITIES:

Accounts payable                            $     10,652      $      7,553
Due to affiliated companies                          949               847
Loan payable to bank                               6,250               ---
Accrued expenses                                   9,340             6,666
Accrued preferred dividends                          689               689
--------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                         27,880            15,755
--------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (Note 1, 2 and 5)
Class A convertible preferred stock;
   par value $.01, authorized 1,834,188
   shares; issued and outstanding 834,188
   (liquidation value $24,995)                         8                 8
Class B convertible preferred stock;
   par value $.01, authorized 150,000
   shares; issued and outstanding 150,000
   (liquidation value $15,169)                         2                 2
Common stock; par value $.01, authorized
   35,000,000 shares; issued and outstanding
   15,088,060 at March 31, 1996 and 15,064,560
   at June 30, 1996                                  151               151
Capital in excess of par value                    55,399            57,138
Retained earnings                                 27,220            25,624
--------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                        82,780            82,923
--------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $    110,660      $     98,678
==========================================================================

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except share data)


                                                            Three Months Ended               Nine Months Ended
                                                                 March 31,                       March 31,
                                                        -------------------------      -------------------------
                                                            1997           1996             1997          1996
----------------------------------------------------------------------------------------------------------------
NET SALES                                             $     25,198   $     18,513    $     66,012   $     52,212
Cost of sales                                               16,358         14,225          46,050         42,301
----------------------------------------------------------------------------------------------------------------
Gross profit                                                 8,840          4,288          19,962          9,911
----------------------------------------------------------------------------------------------------------------
Expenses:
   Selling, general and administrative                       3,742          2,735          10,162          8,239
   Research and development                                  2,692          2,647           7,094          7,741
   Acquisition expenses (Note 1)                                 0          1,018             ---          1,018
   Restructuring costs                                           0             78             ---            657
----------------------------------------------------------------------------------------------------------------
Total expenses                                               6,434          6,478          17,256         17,655
----------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                2,406         (2,190)          2,706         (7,744)
Other income (expense), net                                    (74)          (190)           (187)           997
----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                            2,332         (2,380)          2,519         (6,747)
Income tax expense (benefit) (Note 6)                          848           (266)            923         (1,081)
----------------------------------------------------------------------------------------------------------------
Net incom(loss)                                              1,484         (2,114)          1,596         (5,666)
Preferred stock dividends                                      689            578           2,067          1,619
----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS), APPLICABLE TO COMMON STOCK         $        795   $     (2,692)   $       (471)  $     (7,285)
================================================================================================================
Primary Earnings Per Common Share (Note 3)
   Net income (loss)                                  $        .05   $       (.18)   $       (.03)  $       (.49)
----------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding    15,071,099     14,966,754      15,066,723     14,974,255
================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)



                                                      Nine Months Ended
                                                           March 31,
                                                -----------------------------
                                                     1997            1996
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss), Applicable to Common Stock   $        (471)   $     (7,285)
Adjustments To Reconcile Net Income (Loss)
to Net Cash
   Provided By (Used For) Operating Activities:
   Depreciation and amortization                        2,816           2,345
   Compensation expense-stock grants                      243             116
   Deferred income tax, asset                           1,448             142
   INCREASE (DECREASE) IN CASH FROM:
   Accounts receivable                                 (4,521)         (2,243)
   Inventory                                           (6,023)         (3,553)
   Other current assets                                  (144)         (1,153)
   Other assets                                           553            (659)
   Accounts payable                                     3,099           2,084
   Accrued expenses                                     2,674             421
   Accrued income taxes                                   851            (366)
   Accrued preferred dividends                            ---              58
   Due to/from affiliates                                 102             565
-----------------------------------------------------------------------------
   TOTAL ADJUSTMENTS                                    1,098          (2,243)
-----------------------------------------------------------------------------
Net Cash Provided By (Used For)
Operating Activites                                       627          (9,528)
-----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITES:

Purchases of property, plant and equipment             (4,972)         (2,362)
-----------------------------------------------------------------------------
Net Cash Provided By (Used For)
Investing Activities                                   (4,972)         (2,362)
-----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITES:

Borrowings from bank                                    6,250             ---
Repayments to bank                                        ---          (2,000)
Proceeds from issuance of common stock                    142             ---
Proceeds from issuance of preferred stock                 ---          15,000
Proceeds from additions to paid in capital                ---           4,264
-----------------------------------------------------------------------------
Net Cash Provided By (Used For)
Financing Activites                                     6,392          17,264
-----------------------------------------------------------------------------
Increase (Decrease) In Cash and Cash Equivalents $      2,047    $      5,374
=============================================================================
Cash and cash equivalents,
   beginning of period                                  1,897           1,225
-----------------------------------------------------------------------------
Cash and cash equivalents,
   End of Period                                 $      3,944    $      6,599
=============================================================================
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
   Interest                                      $        219    $        206
   Income Taxes                                  $     (1,379)   $       (857)
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                Faulding Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (Dollars in Thousands)

Notes to the Financial Statements included in Faulding Inc.'s (the "Company") Form 10-K for the year ended June 30, 1996 contain information pertinent to the accompanying financial statements and should be read in conjunction with reading these financial statements. There has been no material change in the information contained in such footnotes except as set forth below. The Consolidated Balance Sheet at March 31, 1997, the Consolidated Statements of Operations for the three and nine months ended March 31, 1997 and 1996 and the Consolidated Statements of Cash Flows for the nine months ended March 31, 1997 and 1996 are unaudited.

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

   The acquisition transaction was accounted for as similar to a pooling of interests and, therefore, financial statements for the nine months ended March 31, 1996 have been restated as if the acquisition took place at the beginning of the earliest period presented. The financial statements reflect the accounts of Faulding Inc. (including its wholly owned subsidiary, Purepac Pharmaceutical Co.) and the Acquired Companies.
   All intercompany transactions and balances have been eliminated.

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

2. A reconciliation of the change in total stockholders' equity is as follows:


                            Par
                            Value of
                            Common and   Capital in                 Total Stock
                            Preferred    Excess of     Retained     -holder
                            Stock        Par Value     Earnings     Equity
                            ----------   -----------   ----------   ----------
Balance, June 30, 1996      $     161    $    57,138   $   25,624   $   82,923
Common stock issued
   pursuant to stock
   grant plan                     ---           (---)
Exercise of stock options                        142                       142
Class A preferred
   stock dividend                             (1,560)                   (1,560)
Class B preferred
   stock dividend                               (507)                     (507)
Stock grant amortization                         243                       243
Reduction of deferred
   income tax asset from
   issuance of stock grants                      (57)                      (57)
Net Income                                                  1,596        1,596
                            ----------   -----------   ----------   ----------
Balance, March 31, 1997     $      161   $    55,399   $   27,220   $   82,780
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


4. Inventory

                                     March 31,               June 30,
                                       1997                    1996
                                    ----------             ----------
                Raw materials       $    9,975             $   11,160
                Work-in-progress         8,895                  4,509
                Finished goods          13,649                 10,827
                                    ----------             ----------
                     Total          $   32,519             $   26,496
                                    ==========             ==========


5. Capital Stock

   During the quarter ended March 31, 1997, the Company issued 3,500 shares of common stock to employees pursuant to the Company's 1991 Restricted Stock Incentive Plan. The Company received no proceeds from this transaction. As a result of the issuance of these shares, the Company will have an income tax deduction of $21 in the fiscal year ending June 30, 1998. The deduction will result in a reduction of taxes payable of approximately $7. In the same fiscal year, for financial reporting purposes, the tax benefit will be recorded as a reduction of the deferred tax asset to the extent previously provided, and the remainder of the benefit will be recorded as additional capital in excess of par value. The tax effects will not be reflected in the reported earnings or the earnings per share calculations.

   During the quarter ended March 31, 1997, the Company issued 20,000 shares of common stock upon exercise of 14,035 incentive stock options and 5,965 non-qualified stock options granted to a former employee in December 1995. The net proceeds from this transaction amounted to $142. As a result of the issuance of the 5,965 shares issued upon the exercise of the non-qualified stock options, the Company will have an income tax deduction of $8 in the fiscal year ended June 30, 1998. The deduction will result in a reduction in the taxes payable of approximately $3.

6. Accounting for Income Taxes

   Deferred income tax assets, both current and non-current, reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

   Income tax expense (benefit) does not include the benefit of recognizing available loss carryforwards to the extent they have already been recognized as a deferred tax asset. Instead, there is a reduction in the deferred tax asset as such benefits are utilized to reduce taxes payable.

   The income tax expense (benefit) was comprised of the following:


                          Three Months Ended          Nine Months Ended
                              March 31,                   March 31,
                        ----------------------      ----------------------
                           1997         1996           1997         1996
                        ----------   ---------      ----------   ---------
Current
  Federal               $     788    $    (218)     $     856    $    (883)
  State                        90          (25)           101          (88)
                        ----------   ---------      ----------   ---------
                              878         (243)           957         (971)
Deferred
  Federal                     (30)          (1)           (34)         (25)
  State                         0          (22)             0          (85)
                        ----------   ---------      ----------   ---------
Total expense (benefit) $     848    $    (266)     $     923    $  (1,081)
                        ==========   =========      ==========   =========


  The Company has net operating losses and tax credits available as carryforwards to reduce future payments of federal income taxes. State tax losses are also available as carryforwards. At March 31, 1997, for federal tax purposes, the net operating loss and tax credit carryforwards amounted to $14,870 and $707, respectively; they expire through year 2003. The future utilization of the net operating loss carryforwards is subject to limitation under provisions of the Internal Revenue Code.

  The benefit of net operating losses generated by the Acquired Companies prior to acquisition by the Company cannot be realized until the individual company generates sufficient taxable income to utilize such benefit. As of March 31, 1997 a full valuation allowance has been provided for these net operating losses.

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

  In March 1995, the Financial Accounting Standards Board issued
  Statement of Financial Accounting Standard No. 121 "Accounting For The Impairment Of Long-Lived Assets" ("SFAS 121") which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. To determine a loss, if any, to be recognized, the book value of the asset would be compared to the market value or expected future cash flow value. The Company has adopted SFAS 121 for the fiscal year ended June 30, 1997 with no material impact on its results of operations and financial position.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          (Dollars presented in thousands)

Results Of Operations - Three and Nine Month Periods Ended March 31, 1997 Compared with the Three and Nine Month Periods Ended March 31, 1996

Overview:  Acquisitions and Consolidation

On February 29, 1996 the Company acquired all of the outstanding capital stock of each of Faulding Medical Device Co. ("FMD"), Faulding Puerto Rico,
Inc. ("FPR"), and Faulding Pharmaceutical Co. ("FPC"), collectively the "Acquired Companies," from Faulding Holdings Inc. (the Company's majority stockholder) in exchange for 2,438,712 shares of its common stock. As a result, the acquisition transaction was accounted for as similar to a pooling of interests and, therefore, financial statements for the three and nine month periods ended March 31, 1996 have been restated as if the acquisition took place at the beginning of the earliest period presented. The financial statements reflect the accounts of Faulding Inc. (including its wholly owned subsidiary, Purepac Pharmaceutical Co.) and the Acquired Companies.

Results of Operations

The following segregates the results of operations before income taxes for Faulding Inc. into the Company's business prior to the acquisition, "Purepac," and the Acquired Companies which became wholly owned subsidiaries of Faulding Inc. effective March 1, 1996.


STATEMENTS OF OPERATIONS (UNAUDITED) - Purepac

                                                            Three Months Ended              Nine Months Ended
                                                                 March 31,                        March 31,
                                                        -------------------------      -------------------------
                                                            1997           1996             1997          1996
                                                        -------------------------      -------------------------
NET SALES                                               $   21,948   $     15,466      $   57,526   $     44,155
Cost of sales                                               12,798         11,324          36,292         34,435
                                                        -------------------------      -------------------------
Gross profit                                                 9,150          4,142          21,234          9,720
                                                        -------------------------      -------------------------
Expenses:
   Selling, general and administrative                       3,172          2,017           8,427          6,252
   Research and development                                  2,226          2,176           5,767          6,723
   Acquisition costs                                           ---          1,018             ---          1,018
   Restructuring costs                                         ---             78             ---            657
                                                        -------------------------      -------------------------
Total Expenses                                               5,398          5,289          14,194         14,650
                                                        -------------------------      -------------------------
Income (loss) from operations                                3,752         (1,147)          7,040         (4,930)
Other income (expense), net                                    (74)           (40)           (187)         1,600
                                                        -------------------------      -------------------------
Income (loss) before income taxes                            3,678         (1,187)          6,853         (3,330)
                                                        -------------------------      -------------------------



STATEMENTS OF OPERATIONS (UNAUDITED) - Acquired Companies


                                                            Three Months Ended              Nine Months Ended
                                                               March 31,                        March 31,
                                                        -------------------------      -------------------------
                                                            1997           1996             1997          1996
                                                      ---------------------------      -------------------------
NET SALES                                             $      3,250   $      3,047      $    8,486   $      8,057
Cost of sales                                                3,560          2,901           9,758          7,866
                                                      ---------------------------      -------------------------
Gross profit                                                  (310)           146          (1,272)           191
                                                      ---------------------------      -------------------------
Expenses:
   Selling, general and administrative                         570            719           1,735          1,987
   Research and development                                    466            471           1,327          1,018
                                                      ---------------------------      -------------------------
Total Expenses                                               1,036          1,190           3,062          3,005
                                                      ---------------------------      -------------------------
Income (loss) from operations                               (1,346)        (1,044)         (4,334)        (2,814)
Other income (expense), net                                    ---           (150)            ---           (603)
                                                      ---------------------------      -------------------------
Income (loss) before income taxes                           (1,346)        (1,194)         (4,334)        (3,417)
                                                      ---------------------------      -------------------------



The discussion below relates to the segregated results presented above.

Purepac Results of Operations

Net sales for the three and nine month periods ended March 31, 1997 were $21,948 and $57,526, respectively, compared with $15,466 and $44,155 for the corresponding 1996 periods. The increase of 42% in the third quarter's sales over the prior year's quarter is primarily due to the commercial launch of etodolac tablets, approved by the United States Food and Drug Administration ("FDA") on February 28, 1997, and the launch of clonazepam tablets which was approved by the FDA in the prior quarter. Also contributing to the increase was the continuing sales of diclofenac tablets which was approved by the FDA in March 1996. For the three months ended March 31, 1997, etodolac, clonazepam and diclofenac accounted for 20%, 18% and 12%, respectively, of sales. For the nine month period ended
March 31, 1997, etodolac, clonazepam and diclofenac each accounted for 8%, 7% and 20%, respectively, of sales.

Gross profit for the three and nine month periods ended March 31, 1997 were $9,150 and $21,234, respectively, compared with $4,142 and $9,720 for the corresponding 1996 periods. Gross profit as a percentage of net sales for the current three and nine month periods were 42% and 37%, respectively, compared with 27% and 22% for the corresponding periods in the prior year. The increase was principally attributable to the sales of etodolac, clonazepam and diclofenac.

Selling, general and administrative expenses for the current three and nine month periods were $3,172 and $8,427, respectively, compared with the corresponding prior period's respective amounts of $2,017 and $6,252.
Current periods' expenses as a percentage of net sales were 14% and 15%, respectively, compared with 13% and 14% for the corresponding prior year's
periods.   The increase in the expense level for the current three and nine month periods were due to higher personnel and promotion expenses as well as an increase in the bad debt provision to provide for a customer that filed for protection under the U.S. Bankruptcy Code.

Research and development expenses for the current three and nine month periods were $2,226 and $5,767, respectively, compared with $2,176 and $6,723 for the corresponding 1996 periods. The current periods' expenses as a percent of net sales were both 10% compared with 14% and 15% for the corresponding prior periods. The relatively stable expenses for the current three month period reflects continuing expenditures in biostudy and product development costs. The reduced expenses in the current nine month period reflects mostly timing differences associated with biostudy scheduling.

In the prior three month period ended March 31, 1996, the Company incurred $1,018 in acquisition expenses related to the purchase of the Acquired Companies. No such costs have been incurred in the current year.

In the three and nine month periods ended March 31, 1996, the Company incurred $78 and $657, respectively, in restructuring costs primarily relating to severance arrangements. No such costs have been incurred in the current year.

The other income (expense) reflects interest expense and revolving credit agreement fees partially offset by interest income. Other income (expense) for the current three and nine month periods were ($74) and ($187), respectively, compared with ($40) and $1,600 in the prior year's corresponding periods. The prior year's nine month period increase in other income versus the current year is primarily attributable to the settlement of a patent litigation by Purepac which was recorded in the quarter ended
December 31, 1995.

Income before income taxes for the current three and nine month periods were $3,678 and $6,853, respectively, compared with a net loss before income taxes of $1,187 and $3,330 for the corresponding 1996 periods.

The results for the three and nine month periods ended March 31, 1997 were positively affected by the commercialization of new product approvals for etodolac, clonazepam and ongoing sales of diclofenac, partly offset by negative pricing pressures within the oral generic pharmaceutical industry. Future financial results will continue to be highly dependent on the ability of the Company to gain approval of and realize income from sales of new products to counter ongoing price erosion within the industry.

Acquired Companies Results of Operations

The Acquired Companies became wholly owned subsidiaries of Faulding Inc. effective March 1, 1996.

Net sales for the three and nine month periods ended March 31, 1997 were $3,250 and $8,486, respectively, compared with $3,047 and $8,057 for the corresponding 1996 periods. Products manufactured at the FPR production facility in Aguadilla, Puerto Rico represented 70% and 65% of the net sales for the current three and nine month periods, respectively, compared to 72% and 78% for the corresponding periods in the prior year. These products were sold either to third party pharmaceutical companies under contract manufacturing agreements or by FPC to its customers in the USA. The majority of the remainder of the net sales comprises products licensed from F H Faulding & Co Limited, the beneficial majority stockholder of the Company ("F H Faulding"). Net sales in the current three and nine month periods included mitomycin, which sales commenced in the quarter ended March 31, 1996. The net sales increase in the current quarter versus the prior year's quarter was principally due to sales under the contract manufacturing agreements and sales of mitomycin.

Gross profit (loss) for the three and nine month periods ended March 31, 1997 were ($310) and ($1,272), respectively, compared with $146 and $191 for the corresponding 1996 periods. The principal cause of the reduction in gross profit for the current periods versus the prior year's periods was due to price erosion on some of the product line and the unfavorable impact in both periods by under utilization of the production facility in Puerto Rico.

Selling, general and administrative expenses for the current three and nine month periods were $570 and $1,735, respectively, compared with the corresponding prior period's expenses of $719 and $1,987. The expenses represent principally selling expenses associated with FPC.

Research and development expenses for the current three and nine month periods were $466 and $1,327, respectively, compared with $471 and $1,018 for the corresponding 1996 periods. The increase in expenses for the current nine month period versus the prior year's period was due to all three Acquired Companies increasing development expenditures.

The loss before income taxes for the current three and nine month periods were $1,346 and $4,334, respectively, compared with a loss of $1,194 and $3,417 for the corresponding 1996 periods. The reduction versus last year is mostly due to lower contract manufacturing sales, general price erosion of the present product line and under utilization of the production facility in Puerto Rico.

Consolidated Income Tax Benefit

The calculation of the provision (benefit) for income taxes of the Company, which includes Purepac and the Acquired Companies, has been prepared in accordance with accounting for the acquisitions as similar to a pooling of interests consistently applying Statement of Financial Accounting Standard No. 109 ("SFAS 109").

For the current three and nine month periods ended March 31, 1997, the consolidated income before income taxes were $2,332 and $2,519, respectively.

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

Financial Condition, Liquidity And Capital Resources

The Company had $3,944 in cash and cash equivalents at March 31, 1997, compared with $1,897 at June 30, 1996. The increase in the current nine month period of $2,047 resulted primarily from $6,250 borrowed from a bank and $627 provided by operating activities offset by $4,972 used for investments in property, plant and equipment.

A comparison of the balance sheet accounts at March 31, 1997 to the June 30, 1996 balances shows the following to be noteworthy:

    Accounts receivable increased by $4,521 due to the higher sales level in the current three month period.

    Inventory increased by $6,023 due primarily to increased production for new products launched in the current quarter and products planned to be launched in the near future.

    Net property, plant and equipment increased by $2,383 reflecting primarily the construction of an injectable shell glass vial filling facility in Aquadilla, Puerto Rico.

    Accounts payable increased by $3,099 reflecting the increased purchases of materials relating to new products in the current quarter.

    Accrued expenses increased by $2,674 primarily due to an increase in promotional liabilities.

The accrued preferred dividends payable to the Company's majority stockholder, Faulding Holdings Inc., of $689 for the three month period ended March 31, 1997 were subsequently paid on April 1, 1997.

The Company believes that its current cash resources, anticipated operating cash flows and funds available under a revolving credit and loan arrangement with a bank will be sufficient to fund its working capital needs for the next 24 months. In addition, it is not anticipated that the Acquired Companies will generate adequate revenues to finance their combined operating expenses until at least 1998. Beyond 1998, depending upon the timing of the Company's cash flow requirements, which is highly dependent upon the unpredictable timing of the receipt of FDA product approvals, the future cash flow needs of the Company could exceed the Company's current cash resources and its available credit under its existing credit facilities. As of March 31, 1997, the Company had $3,944 in cash and cash equivalents, plus approximately $8,750 of available borrowings under its existing credit facilities.

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


Item 1.   LEGAL PROCEEDINGS

The Company is named as a defendant in an action in the United States
District Court for the District of Delaware entitled Purdue Pharma L.P. and the Purdue Frederick Company v. F. H. Faulding & Company Ltd. [sic],
Faulding Inc., Purepac Pharmaceutical Co. and Zeneca Inc. 96 Civ. 427.
The complaint alleges that the manufacture and marketing in the United
States of KADIAN(TM) infringes a patent assigned to one of the plaintiffs and constitutes unfair competitive practices under Federal and State law. The Company, through Purepac, manufactures KADIAN(TM) pursuant to a contract manufacturing agreement with Faulding Services Inc., a wholly-owned subsidiary of Faulding Holdings Inc.

The complaint seeks, among other things, an order enjoining the Company from infringing the subject patent and awarding treble and punitive damages. The Company believes the allegations in the complaint to be entirely without merit and intends, in cooperation with its co-defendants, to vigorously defend this action. The commencement of the action did not impact the launch of KADIAN(TM).

On February 3, 1997, following the submission by Purepac of an ANDA seeking FDA approval of Diltiazem Hydrochloride Extended-Release
Capsules, USP, the Company's proposed generic version of Cardizem-CD(R), a lawsuit was commenced in the US District Court for the District of New Jersey entitled Hoechst Marion Roussel, Inc. and Carderm Capital L.P. v. Faulding Inc. and Purepac Pharmaceutical Co., Civil Action No. 97-516(JAG Jr.), alleging that the Company's proposed generic product infringes a patent assigned to Carderm Capital L.P. and licensed, on a non-exclusive basis, to Hoechst Marion Roussel, Inc., and seeking to delay the commercial introduction of the Company's proposed generic product until the expiration of that patent.

The Company believes that its proposed generic product does not infringe the patent at issue in the lawsuit and, additionally, that the patent is invalid. The Company therefore intends to defend the lawsuit vigorously.
The Company also has asserted a counterclaim against Hoechst Marion Roussel, Inc. alleging that its sales of Cardizem-CD(R) since 1993 have constituted acts of infringement under a patent licensed to Purepac. Hoechst Marion Roussel, Inc. has not yet replied to such counterclaim.

The Company is involved in litigation incidental to the conduct of its business, in addition to the above matters, and does not believe that the ultimate adverse resolutions of any, or all, thereof would have a material adverse effect on its financial position, results of operations or cash flows.

Item 2. through Item 3.

               Not Applicable.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an Annual Meeting of Stockholders on February 12,
1997. The following is a summary of the proposals that were voted upon at the meeting and the voting results therefrom:


                                                Votes           Abstentions
                                                Against         and Broker
Proposal                        Votes For       or Withheld     Non-Votes
------------------------        ----------      -----------     -----------
Approval to adopt the
 Company's 1997 Stock
 Option Plan                    10,392,904      218,720         62,130

Approval of an amendment
 to the Company's 1994
 Stock Option Plan              10,414,289      194,220         66,245

Election of six directors
 of the Company for the
 ensuing year:
  Edward D. Tweddell            13,949,965      46,050
  Alan G. McGregor              13,949,965      46,050
  Richard F. Moldin             13,951,165      44,850
  Joseph C. Minio               13,950,636      45,379
  Bruce C. Tully                13,950,865      45,150
  William R. Griffith           13,950,665      45,350

Ratification of Deloitte &
 Touche LLP as the Company's
 independent auditors for the
 fiscal year ending June 30,
 1997                           13,956,050      18,245          21,720




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


FAULDING INC.



BY:  /s/ Richard F. Moldin
   _____________________________________                May 2, 1997
   Richard F. Moldin
   President and Chief Executive Officer
   (Principal Executive Officer)



BY:  /s/ Paul Astley
   _____________________________________                May 2, 1997
   Paul Astley
   Chief Financial Officer
   (Principal Accounting Officer)