Form 10-K
period 1997-06-30
FAULDING INC
filed 1997-08-29
CIK 729069

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                                  ANNUAL REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Fiscal Year Ended June 30, 1997

                           Commission File No. 0-13588

                                  FAULDING INC.
             (Exact name of registrant as specified in its charter)

                           DELAWARE                                               04-2769995
  (State or other jurisdiction of incorporation or organization)       (IRS Employer Identification No.)

                 200 ELMORA AVENUE, ELIZABETH, NJ                                   07207
             (Address of principal executive offices)                             (Zip Code)

       Registrant's telephone number, including area code: (908) 527-9100

          SECURITIES REGISTERED PURSUANT TO SECTION, 12(b) OF THE ACT:
Title of each class                  Name of each exchange on which registered
       None                                              None
---------------------                -----------------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $0.01 per share
------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   No [ ]   [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ('SS' 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                   20,114,688

      Number of shares outstanding of the Registrant's common stock as of
                                 August 8, 1997

                                   $73,979,138

     Aggregate market value of the voting stock held by nonaffiliates of the
                         Registrant as of August 8, 1997

FAULDING INC.
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company (as defined herein), including, without limitation, statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and "Legal Proceedings" contained herein. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others (i) unforeseen competition from other generic pharmaceutical companies which may be developing similar or equivalent products to those of the Company, (ii) timing issues involving the launch of new products into the marketplace including delays by the Company in receiving FDA approvals of new products and the possibility that other competitors may receive prior FDA approval of equivalent or competitive products, (iii) changes in the medical or hospital industries which could adversely affect buying patterns of pharmacists, hospitals or other healthcare providers, changes in governmental legislation and regulations which could adversely affect the approval and marketing of new or existing products, and a decline in general economic conditions which could adversely affect the sale of pharmaceutical products. Further information on the other factors that could affect the financial results of the Company and such forward looking statements is included in the sections herein entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and "Legal Proceedings."

BASIS OF PRESENTATION

The term "fiscal year" as applied to fiscal years of the Company means any 12 month period ending June 30. The fiscal year ended June 30, 1997 is referred to as "fiscal 1997" or the "1997 fiscal year" and preceding fiscal years are referred to in a corresponding manner. References in this Form 10-K to the "Company" are to Faulding Inc. and its consolidated subsidiaries, and, prior to February 29, 1996, to Purepac Inc. and its consolidated subsidiaries. Unless otherwise indicated, references to "Purepac" are to the Company and its consolidated subsidiaries prior to February 29, 1996, when the Company acquired Faulding Pharmaceutical Co. ("FPC"), Faulding Puerto Rico, Inc. ("FPR") and Faulding Medical Device Co. ("FMDC") and changed its name from Purepac Inc. to Faulding Inc.

FAULDING INC.
--------------------------------------------------------------------------------
PART 1

ITEM 1.   BUSINESS

THE COMPANY

The Company is primarily engaged in the development, manufacture and sale of human generic pharmaceutical products and medical devices. The operating subsidiaries of the Company are Purepac Pharmaceutical Co. ("PPC"), for oral products; FPC and FPR, for injectable products and FMDC, for medical devices. FPC, FPR and FMDC were acquired by the Company on February 29, 1996, and are sometimes referred to herein as the "Acquired Companies".

The Company was incorporated in Delaware on September 2, 1982. On February 29, 1996, the Company's name was changed to Faulding Inc. from Purepac Inc. The Company's executive office and principal facilities are located at 200 Elmora Avenue, Elizabeth, New Jersey 07207; its telephone number is (908) 527-9100.

The Company operates in one business segment, the pharmaceutical industry. The Company's oral products operation is involved in the development, manufacture, marketing and distribution of generic prescription pharmaceutical products, principally from its Elizabeth, New Jersey facility. The injectable products business operates a parenteral pharmaceutical manufacturing and development facility in Aguadilla, Puerto Rico, and also markets, under license, injectable generic drug products manufactured by FH Faulding & Co. Limited ("Faulding"), an international pharmaceutical and healthcare company headquartered in Australia. The medical devices operation designs, develops and commercializes disposable medical devices and injectable drug delivery systems and is currently located at Phoenix, Arizona.

Approximately 71.1% of the outstanding common stock, par value $0.01 per share (the "Common Stock") of the Company is owned by Faulding Holdings Inc. ("Holdings"), a wholly-owned subsidiary of Faulding. On June 30, 1997, Holdings converted all of its shares of Class A preferred stock, par value $0.01 per share (the "Class A Preferred Stock"), in the Company into 5,005,128 shares of Common Stock. Holdings would own approximately 73.1% of the Common Stock upon the conversion of its Class B preferred stock, par value $0.01 per share (the "Class B Preferred Stock") in the Company.

On June 3, 1997, the Company received a merger proposal (the "Proposal") from Faulding. In the Proposal, Faulding offered to acquire all of the outstanding shares of Common Stock of the Company not currently owned by Holdings at a price of $12.00 per share in cash (the "Proposed Transaction"). The transaction contemplated by the Proposal would be structured as a merger pursuant to which a newly organized United States subsidiary of Holdings would be merged into the Company as a result of which Holdings would acquire

FAULDING INC.
--------------------------------------------------------------------------------
all of the issued and outstanding shares of Common Stock that are not currently owned by it.


The Board of Directors of the Company held a meeting on June 3, 1997 and appointed a Special Committee of the Board, consisting of Bruce C. Tully and Joseph C. Minio, who are outside, independent directors of the Company, to consider whether the proposal is fair to and in the best interest of the Company and its stockholders, and to recommend whether the Board of Directors should accept the Proposal. The Special Committee, assisted by independent legal counsel and independent financial advisors, is currently evaluating the Proposal.

GENERIC DRUGS

A generic drug product contains the same active drug ingredient(s) as, and is the therapeutic equivalent of, a brand name drug product for which safety and efficacy have been previously established. Accordingly, a generic drug product is marketed under its chemical name or under a brand name promoted by its generic manufacturer. While subject to the same government standards as its brand name equivalent, a generic drug product is usually marketed at a substantially lower price.

Sales of generic drugs have increased significantly in recent years, due in substantial part to greater awareness and acceptance of generic drugs by physicians, pharmacists and the general public. Among the factors contributing to such increased awareness and acceptance have been the enactment and modification of laws in most states permitting (or in some instances requiring) physicians or pharmacists to substitute generic drugs for brand name drugs, and the publication by the United States Food and Drug Administration ("FDA") of a list of therapeutically equivalent drugs which provides physicians and pharmacists with the approved sources of generic drug alternatives available for each drug product. In addition, since generic drugs are typically sold at prices substantially below those of brand name drugs, the prescribing of generic drugs has been encouraged and, in some instances required, by various government agencies and private health insurers as a cost-saving measure in the purchase of, or reimbursement for, drug products.

FAULDING INC.
--------------------------------------------------------------------------------
PRODUCTS

The Company markets 33 generic solid oral dosage form pharmaceuticals (tablets and capsules) through its PPC oral operations, 19 generic injectable pharmaceuticals through its injectable business and one branded medical device, Safe-Connect'tm' valve, by the medical devices operation. For the year ended June 30, 1997, 86%, 14% and less than 1% of sales were contributed by orals, injectables and devices, respectively. For the years ended June 30, 1996 and 1995, oral products contributed 84% and 94% of Company sales, respectively, and the injectable business contributed 16% and 6% of Company sales, respectively. See "Item 7 - Management's Discussion And Analysis Of Results Of Operations And Financial Condition - Results of Operations."

During fiscal year 1997, Purepac marketed 12 cardiovascular products, 11 anti-arthritic/analgesic products, nine anti-seizure and central nervous system therapies, four anti-anxiolitic products, and seven other drug products. For the year ended June 30, 1997, 40% of oral product sales were generated by products launched in the preceding 18 months. These included diclofenac delayed-release tablets, the generic equivalent of Voltaren'r' launched in March 1996 (20% of annual sales); clonazepam tablets, the generic equivalent of Klonopin'r' launched in February 1997 (12% of annual sales); and etodolac 400 mg tablets, the generic equivalent of Lodine'r' launched in March 1997 (8% of annual sales).

The injectable operation markets four oncology-related and 14 other injectable products including a prefilled syringe line of injectable analgesics, Rapi-ject'r'. For the year ended June 30, 1997, 25% of injectable sales were generated by new products launched in the preceding 18 months, including acyclovir sodium, which is generically equivalent to Zovirax I.V.'r' and which was launched in April 1997 (15% of annual sales), and mitomycin, which is generically equivalent to Mutamycin'r' and which was launched in April 1996 (8% of annual sales).

The medical device business began marketing its first product, Safe-Connect'tm' valve, during the year ended June 30, 1997. Safe-Connect'tm' valve is a connector for use with needleless syringes and is intended to reduce the incidence of needle-stick injuries in the administration of intravenous medications and to offer other improvements over competitive valves.

NEW PRODUCT DEVELOPMENT

Research and development expenditures for the years ended June 30, 1997, 1996 and 1995 amounted to $10.8 million, $10.4 million and $7.7 million, respectively. During the year ended June 30, 1997, the Company's new product development program remained focused on AB-rated (substitutable) generic equivalents to a number of immediate-release and modified-release oral prescription products, injectable products and drug

FAULDING INC.
--------------------------------------------------------------------------------

delivery devices.

During the year ended June 30, 1997, the Company received FDA approval for four new oral generic drug products and four injectable drug products and clearance from the FDA to market four new medical devices. The oral products approved were clonazepam tablets, etodolac tablets, captopril tablets and acyclovir tablets. The injectable products approved during the year ended June 30, 1997 were iopamidol injection, preserved and unpreserved presentations of atracurium besylate injection, and acyclovir injection. Since the end of fiscal 1997, the FDA has approved pentoxifylline extended-release tablets, the generic equivalent of Trental'r'. This product was launched in July 1997. The medical devices approved during fiscal 1997 were the Safe-Connect'tm' valve, Safe-Connect'tm' IV extension sets, Safe-Connect'tm' Spikes for Vials and Safe-Connect'tm' Y-Site Adapter. At present, the Company has opted not to commercialize captopril tablets and to discontinue the marketing of iopamidol injection due to erosion in the market price for both products.

During the year ended June 30, 1997, the Company filed four Abbreviated New Drug Applications ("ANDAs") for oral products, two ANDAs for injectable products and four 510K submissions for medical drug devices, as compared to five ANDAs for oral products, four ANDAs for injectable products and two 510K submissions for medical drug devices during the year ended June 30, 1996. No assurance can be given as to the receipt or timing of ANDA approvals and the commercial significance of any product so approved. See "Government Regulations."

As a matter of general policy, information relating to the Company's development of new products, including information relating to the identity, prospects and timing of such products, is considered by the Company to be highly confidential, and is generally not publicly disclosed prior to the Company's introduction of such new products on the market. The Company believes that the public disclosure of such information relating to a new product, prior to the Company's introduction of the product on the market, could adversely affect the Company's competitive position, due principally to the overall competitiveness of the generic drug market and the need to introduce generic versions of brand name drugs promptly at the expiration of patents granted by the United States Patent and Trademark Office (the "PTO") and/or the exclusivity granted by the FDA.

MARKETING AND CUSTOMERS

The Company maintains separate and distinct sales forces for the oral business and injectable and medical devices businesses. Purepac sells directly to drug wholesalers and distributors, retail chain stores and mail order pharmacies and indirectly through wholesalers to non-warehousing chains and purchasing groups. Contract manufacturing is performed for private label distributors.

FAULDING INC.
--------------------------------------------------------------------------------
The injectables and devices businesses market their products to hospitals and clinics, through group purchasing organizations and specialty distributors, and to drug wholesalers. Contract manufacturing is conducted for other companies.

The Company currently sells to approximately 240 customers. For the year ended June 30, 1997, the top three customers accounted for 16%, 9% and 9% of total sales, respectively. The Company believes that while the loss of one of these customers would not likely have a material impact on the Company's financial position and cash flow, the loss of any two of these customers could have such an impact. For the year ended June 30, 1996, the top three customers accounted for 11%, 10% and 10% of total sales, respectively, and for the year ended June 30, 1995, the top three customers accounted for 12%, 11% and 10% of total sales, respectively. For the years ended June 30, 1997, 1996 and 1995, the top 10 customers of the Company accounted for 70%, 69% and 64% of sales, respectively.

The backlog of firm orders at June 30, 1997 was $1.3 million compared to $1.9 million at June 30, 1996 and $1.1 million at June 30, 1995. Seasonality is not a factor in the Company's business. The Company does not believe that its order backlog is material in the context of its historical and prospective operations since products are shipped (generally from inventory) promptly after the orders are received.

MANUFACTURING AND SOURCES OF SUPPLY

The Company manufactures and packages more than 90% of its products (measured as a percentage of revenue) in its own manufacturing facilities. Approximately 6% are sourced under a licensing agreement with and manufactured by Faulding for certain generic injectable products, including anti-cancer products. The balance of the Company's products are manufactured to its specifications by a number of outside contractors.

Raw materials essential to the conduct of the Company's business are pharmaceutical chemicals and packaging components which the Company purchases in bulk from a variety of sources. If raw materials from a current supplier were to become unavailable, approval for a replacement supplier must be sought from the FDA. The FDA approval process could cause a delay of several months or longer in the manufacture of the product so impacted.

FAULDING INC.
--------------------------------------------------------------------------------

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

During the years ended June 30, 1997, 1996 and 1995, the Company expended $38,000, $106,000 and $55,000, respectively, for environmental control equipment in connection with the upgrade and expansion of its manufacturing facilities. Capital expenditures for environmental control equipment for the year ending June 30, 1998 are expected to be approximately $370,000 due to the planned expansion of production capabilities at Elizabeth, New Jersey.

COMPETITION

The generic segment of the pharmaceutical industry is highly competitive and fragmented. Many independent generic companies as well as generic subsidiaries of research-based, branded pharmaceutical companies compete for a share of the generic segment. Intense competition on many generic drug products often results in dramatic discounts in price from the brand product.

Principal competitive factors in the generic market include regulatory compliance, customer service (including prompt fulfillment of orders) and the ability to introduce generic versions of branded drugs promptly at the expiration of patents granted by the PTO and/or exclusivity granted by the FDA.

Due to the importance of introducing generic products promptly at the expiration of patents granted by the PTO and/or exclusivity granted by the FDA and the overall competitiveness of the generic drug market, the Company's ongoing ability to maintain confidentiality of its product development efforts is also an important competitive factor. See "New Product Development."

FAULDING INC.
-------------------------------------------------------------------------------

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

REGULATORY APPROVAL PROCESS

The Company's product line primarily consists of generic drug products which contain the same active ingredient as the innovator (brand name) product. The dosage form, route of administration and strength must be the same as the innovator's product that was previously approved by the FDA under a full New Drug Application ("NDA"). The NDA includes the results of clinical trials that demonstrate safety and efficacy.

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

Another major component of the FDA's review process, applicable to all generic drug

FAULDING INC.
--------------------------------------------------------------------------------

manufacturers, is the product specific pre-approval inspection in which the FDA focuses on the development of the drug product, the manufacture of exhibit batches used in clinical and stability trials and the applicant's capability to manufacture that product in accordance with the methods and specifications defined in the ANDA. This manner of inspection may also potentially lengthen the approval time for ANDAs.

GOOD MANUFACTURING PRACTICES

As a manufacturer of pharmaceutical products, the Company is also subject to current Good Manufacturing Practices ("cGMP") standards promulgated by the FDA. Failure to comply with cGMP may result in, among other actions, the suspension of production and possibly the seizure of non-complying products.

MEDICAID PRUDENT PHARMACEUTICAL PURCHASING ACT OF 1991

All generic pharmaceutical manufacturers currently are required to pay a rebate, equal to 11% of the manufacturer's average net selling price, for each prescription of its products reimbursed by the states under Medicaid.

EMPLOYEES

At June 30, 1997, the Company employed 479 full-time employees. Of these, 58 were executive and administrative personnel. Personnel primarily engaged in research, product development and regulatory activities totaled 71. Marketing and sales personnel totaled 28. Production and distribution personnel totaled 235, while quality assurance and quality control totaled 89. Collective bargaining agreements between the Company and Locals 575 and 815 of the International Brotherhood of Teamsters collectively covered 124 employees as of June 30, 1997. The Local 815 contract expires in January 1999. Although the Local 575 contract expired in January 1997, it is currently being renegotiated. The Company and the union have agreed that the expired contract shall continue to apply until the new contract is executed. The Company has not experienced a material work stoppage in the past five years and believes that its current labor relations are satisfactory.

ITEM 2.           PROPERTIES

The Company's executive offices, as well as research, production, principal warehouse and distribution facilities, are housed in a Company owned 245,000 square-foot facility with two adjoining acres of parking space in Elizabeth, New Jersey. In addition, the Company leases a 13,000 square-foot distribution center in Sparks, Nevada and a 38,000 square-foot warehouse and office building in Linden, New Jersey, a 3,000 square-foot office and development laboratory in Scottsdale, Arizona and a 68,000 square-foot facility, comprised of seven buildings in Aguadilla, Puerto Rico.

The Company believes that its facilities will be sufficient to satisfy its anticipated needs for the proximate future.

FAULDING INC.
--------------------------------------------------------------------------------

ITEM 3.           LEGAL PROCEEDINGS

The Company is named as a defendant in an action in the United States District Court for the District of Delaware entitled Purdue Pharma L.P. and The Purdue Frederick Company vs. Faulding Services Inc., Faulding Inc., Purepac Pharmaceutical Co. and Zeneca Inc., 96 Civ.427. The complaint alleges that the manufacture and marketing in the United States of KADIAN'r' sustained release morphine capsules infringes a patent assigned to one of the plaintiffs and constitutes unfair competitive practices under Federal and State law. The Company, through PPC, manufactures KADIAN'r' pursuant to a contract manufacturing agreement with Faulding Services Inc. ("FSI"), a wholly-owned subsidiary of Holdings.

The complaint seeks, among other things, an order enjoining the Company from infringing the subject patent and awarding treble and punitive damages. The Company believes the allegations in the complaint to be entirely without merit and intends to defend this action vigorously. The Company has also asserted counterclaims against Purdue Pharma L.P. and The Purdue Frederick Company seeking to invalidate the subject patent and also seeking damages against the plaintiffs for unfair competitive practices under Federal and State law and violation of the Federal antitrust laws. Pursuant to the terms of the manufacturing agreement between PPC and Faulding relating to Kadian'r', Faulding is indemnifying the Company in relation to the costs of defending the action. See Item 13 - "Certain Relationships and Related Party Transactions."

On February 3, 1997, following the submission by PPC of an ANDA seeking FDA approval of diltiazem hydrochloride extended-release capsules, USP, the Company's proposed generic version of Cardizem CD'r', a lawsuit was commenced in the United States District Court for the District of New Jersey entitled Hoechst Marion Roussel, Inc. and Carderm Capital L.P. v. Faulding Inc. and Purepac Pharmaceutical Co., Civil Action No. 97-516 (JAG Jr.). The complaint alleges that the Company's proposed generic product infringes a patent assigned to Carderm Capital L.P. and licensed, on a non-exclusive basis, to Hoechst Marion Roussel, Inc., and seeks to delay the commercial introduction of the Company's proposed generic product until the expiration of that patent.

The Company believes that its proposed generic product does not infringe the patent at issue in the lawsuit and, additionally, that the patent is invalid. The Company therefore intends to defend the lawsuit vigorously. The Company has asserted a counterclaim against Hoechst Marion Roussel, Inc. alleging that its sales of Cardizem CD since 1993 have constituted acts of infringement under a patent licensed to PPC. Pursuant to the terms of the agreement between PPC and Faulding relating to the transfer of technology for this product, Faulding is indemnifying the Company in relation to the costs of defending the action. See
Item 13 - "Certain Relationships and Related Party Transactions."

In June 1997, four purported class-action lawsuits were filed in the Delaware Court of

FAULDING INC.
-------------------------------------------------------------------------------

Chancery (the "Chancery Court"), under the captions Aimee Dechter v.
Edward D. Tweddell, Richard F. Moldin, Alan G. McGregor, Joseph C. Minio, Bruce
C. Tully, William R. Griffith, Faulding Inc., FH Faulding & Co., Limited [sic], and Faulding Holdings, Inc., Civil Action No. 15722-NC (6/15/97); Michael J. Golde I/R/A, et al. v. Faulding Inc., Edward D. Tweddell, Alan G. McGregor, Richard F. Moldin, David Beretta and Bruce C. Tully, Civil Action No. 15728-NC (6/6/97); Harbor Finance Partners, et al. v. Edward D. Tweddell, Alan G. McGregor, Richard F. Moldin, Joseph C. Minio, Bruce C. Tully, William R. Griffith, F. H. Faulding & Company Limited [sic] and Faulding Inc., Civil Action No. 15724-NC (6/4/97); and Charles Zimmerman, et al. v. Richard F. Moldin, Edward D. Tweddell, Alan G. McGregor, Joseph C. Minio, Bruce C. Tully, F.H. Faulding & Co., Limited, William R. Griffith, Faulding Holdings, Inc. and Faulding, Inc., Civil Action No. 15723-NC (6/3/97) (the "Actions"). The Actions challenge certain acts allegedly taken or not taken by the Company and the members of the Board of Directors in connection with the Proposed Transaction and the price originally proposed to be paid by Faulding for the Common Stock, and allege that Faulding, Holdings and the Board breached their fiduciary obligations to the Company's stockholders. The Company has been informed that the lawsuits may be consolidated and that the plaintiffs have agreed to postpone further action pending the consideration of the Proposal by the Special Committee of the Board. See "Item 13 - Certain Relationships and Related Transactions." The Actions seek to enjoin the consummation of the Merger, as well as an award of damages and attorneys fees.

The Company is involved in litigation incidental to the conduct of its business, in addition to the above matters, and does not believe that the ultimate adverse resolutions of any, or all, thereof would have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 1997.

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

(A)      MARKET INFORMATION

The Common Stock was traded on the Nasdaq National Market System ("Nasdaq/NMS") under the symbol PURE through February 29, 1996.

Effective February 29, 1996, the Company's name was changed from Purepac, Inc. to Faulding Inc., and the Nasdaq/NMS trading symbol, as of March 1, 1996, was changed from PURE to FAUL.

FAULDING INC.
--------------------------------------------------------------------------------

The following table sets forth the range of high and low closing sales prices of the Common Stock on the Nasdaq/NMS.

       FOR THE QUARTER ENDED              HIGH             LOW
       -------------------------------------------------------
                                           $                $
       FISCAL 1996
        September 30, 1995                10.875         7.750
        December 31, 1995                  8.750         4.625
        March 31, 1996                     7.750         5.000
        June 30, 1996                      7.125         4.125

       FISCAL 1997
        September 30, 1996                 7.125         4.000
        December 31, 1996                  7.500         5.625
        March 31, 1997                     9.375         5.750
        June 30, 1997                     13.000         8.250
       -------------------------------------------------------

(B)      HOLDERS OF COMMON STOCK

The number of holders of record of the Common Stock at August 8,1997 was 400.

(C)      DIVIDENDS

The Company has neither declared nor paid any dividends on its shares of Common Stock since its inception. Any decision as to the future payment of Common Stock dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant. No dividends are payable on the Common Stock until all declared and accrued dividends have been paid in full on the Company's issued and outstanding shares of preferred stock, all of which are owned by Holdings. See "Note 11 of the Notes to Consolidated Financial Statements." Under the Merger Agreement, the Company covenants and agrees not to set aside and pay any dividends (other than the regular quarterly dividends on its Class B Preferred Stock) between the date of the Merger Agreement and the effective date of the Merger.

FAULDING INC.
--------------------------------------------------------------------------------
ITEM 6.           SELECTED FINANCIAL DATA

                                                       Year Ended June 30,
                                   ------------------------------------------------------------
                                   1997          1996         1995          1994           1993
(Per share amounts in $)           $000          $000         $000          $000           $000
-----------------------------------------------------------------------------------------------
Operating Data:                                          (restated (a)) (restated (a))
  Net sales                      102,127       75,784       64,905         71,952        70,508
  Net income (loss)                4,876       (5,001)      (1,618)         3,992         9,160
  Preferred stock dividends        2,755        2,307        2,080          2,080         2,080
  Net income (loss), applicable
     to common stock               2,121       (7,308)      (3,698)         6,061 (b)     7,080
  Primary Earnings Per
     Common Share
       Net income (loss)         $  0.14       $(0.49)     $ (0.25)       $  0.41       $  0.57


Balance Sheet Data:                                     (restated (a))
   Working capital                39,529       36,296       27,005         24,221        23,150
   Total assets                  119,763       98,678       85,863         67,267        63,017





(a) The February 29, 1996 acquisition of the Acquired Companies was accounted for in a method similar to a pooling of interests. Therefore, financial operating data presented for the years ended June 30, 1995 and 1994 and balance sheet data as of June 30, 1995 have been restated as if the acquisitions had taken place as of July 1, 1993. The data reflects the accounts of Faulding Inc., PPC and the Acquired Companies.

         Financial operating data presented for the year ended June 30, 1993 and balance sheet data as of June 30, 1994 and 1993 have not been restated as the restated amounts would not differ significantly from the amounts presented.

         As FPR and FPC did not commence operations until April 7, 1995, the restated data for the year ended June 30, 1994 reflects only the operating results of FMDC. The restated data for the year ended June 30, 1995 reflects the full year's results of FMDC and less than three months' results of FPR and FPC.

(b) Net income available for Common Stock for the year ended June 30, 1994 included the favorable cumulative effect of a change in accounting for income taxes of $4,149,000.

FAULDING INC.
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 1997 COMPARED WITH THE YEAR ENDED JUNE 30, 1996

Net sales for the year ended June 30, 1997 were $102.1 million compared with $75.8 million for the prior year ended June 30, 1996, an increase of $26.3 million or approximately 34.7%. During the 1997 fiscal year, sales for the orals, injectables and medical devices were $87.4 million, $14.5 million and $0.2 million, respectively. During the year ended June 30, 1996, such product sales were $63.8 million, $12.0 million and $0, respectively.

The 1997 fiscal year's net sales increase was due primarily to the commercial launch of etodolac tablets, clonazepam tablets and acyclovir injection during the fiscal year, combined with the continued strong sales performance of diclofenac tablets. For the year ended June 30, 1997, etodolac, clonazepam, acyclovir injection and diclofenac accounted for 7%, 11%, 2% and 17%, respectively, of the Company's sales.

Gross profit for the year ended June 30, 1997 was $33.6 million compared with $17.4 million for the prior year, an increase of $16.2 million or approximately 93.1%. The gross profit as a percent of net sales for the year ended June 30, 1997 was approximately 32.9% compared with approximately 23.0% for the prior year. Gross profit (loss) for the year ended June 30, 1997 included $33.6 million from oral products, $(0.1) million from injectable products and $0.1 million from medical devices. For the prior year, gross profit for each operation was $16.7 million, $0.7 million and $0, respectively. The Company's increase in gross profit in fiscal 1997 was due principally to the contribution from higher margins on new products released over the preceding 18 months, principally being etodolac, clonazepam, acyclovir injection and diclofenac. The loss reported in injectable products in fiscal 1997 was due to price erosion on products.

The selling, general and administrative expenses for the year ended June 30, 1997 were $15.1 million compared with $11.9 million for the year ended June 30, 1996, an increase of $3.2 million or approximately 26.9%. These expenses as a percent of net sales for the 1997 fiscal year were 15% compared with 16% for the prior year. The increase in the expense level was primarily due to higher personnel expense as well as a provision for bad debt in relation to a customer that filed for protection under the U.S. Bankruptcy Code.

The research and development expenses for the year ended June 30, 1997 remained relatively constant at $10.8 million compared with the prior year expense of $10.4 million an increase of $0.4 million or approximately 3.8%. The expense as a percent of net

FAULDING INC.
--------------------------------------------------------------------------------

sales for the year ended June 30, 1997 was 11% compared with 14% for the prior year. The steady level of expense reflects the continuing commitment to new product development.

Other income (expense) reflects interest expense and revolving credit agreement fees offset by interest income. Other income (expense) for the year ended June 30, 1997 was $(0.3) million compared with $1.0 million for the prior year. Other income for the year ended June 30, 1996 includes the settlement of a non-recurrent patent litigation by the Company.

Net income (loss) before income tax for the year ended June 30, 1997 was $7.5 million compared with $(5.7) million for the prior year.

The effective income tax expense rate for the year ended June 30, 1997 was 35% compared with a benefit of 12% for the year ended June 30, 1996. The year ended June 30, 1996 tax benefit of 12% was adversely affected by the loss of benefit of utilizing pre-acquisition net operating loss carryforwards (20)% and non-deductible acquisition expenses (6)%. See Note 14 of Notes to Consolidated Financial Statements.

Net income (loss) for the year ended June 30, 1997 before preferred stock dividends was $4.9 million compared with $(5.0) million for the prior year.

Future financial results will continue to be highly dependent on the ability of the Company to gain approval of and realize income from sales of new products to counter ongoing price erosion within the industry.

YEAR ENDED JUNE 30, 1996 COMPARED WITH THE YEAR ENDED JUNE 30, 1995

On February 29, 1996, the Company acquired all of the outstanding capital stock of the Acquired Companies from Holdings and changed its name from Purepac Inc. to Faulding Inc.

The following tables set forth the pre-tax operating results of Purepac (excluding the Acquired Companies) and, separately, the Acquired Companies for the fiscal years ended June 30, 1996 and 1995, respectively.

FAULDING INC.
--------------------------------------------------------------------------------





STATEMENT OF OPERATIONS - Purepac


                                                           Year Ended June 30,
                                                         -----------------------
                                                           1996            1995
                                                           $000            $000
--------------------------------------------------------------------------------
Net Sales                                                63,822          61,146
Cost of sales                                            47 112          46,476
--------------------------------------------------------------------------------
Gross profit                                             16,710          14,670
--------------------------------------------------------------------------------
Expenses:
   Selling, general and administrative                    8,997           9,817
   Research and development                               9,054           6,741
   Acquisition expenses                                   1,043
   Restructuring costs                                      842
--------------------------------------------------------------------------------
Total expenses                                           19,936          16,558
--------------------------------------------------------------------------------
Income (loss) from operations                            (3,226)         (1,888)
Other income (expense), net                               1,625             (63)
--------------------------------------------------------------------------------
Income (loss) before income taxes                        (1,601)         (1,951)
--------------------------------------------------------------------------------




STATEMENT OF OPERATIONS - Acquired Companies


                                                           Year Ended June 30,
                                                         -----------------------
                                                           1996            1995
                                                           $000            $000
--------------------------------------------------------------------------------
Net Sales                                                11,962           3,759
Cost of sales                                            11,285           2 812
--------------------------------------------------------------------------------
Gross profit                                                677             947
--------------------------------------------------------------------------------
Expenses:
   Selling, general and administrative                    2,867             374
   Research and development                               1,307             988
--------------------------------------------------------------------------------
Total expenses                                            4,174           1,362
--------------------------------------------------------------------------------
Income (loss) from operations                            (3,497)           (415)
Other income (expense), net                                (603)           (326)
--------------------------------------------------------------------------------
Income (loss) before income taxes                        (4,100)           (741)
--------------------------------------------------------------------------------


The discussion below relates to the segregated results presented above for Purepac (excluding the Acquired Companies) and, separately, the Acquired Companies for the years ended June 30, 1996 and 1995, respectively.

PUREPAC RESULTS OF OPERATIONS

Net sales for the year ended June 30, 1996 was $63.8 million compared with $61.1 million for the corresponding 1995 period, an increase of $2.7 million or approximately 4.4.%. The increase over the 1995 period was due principally to diclofenac sales offset by competition impacting Purepac's other products. In addition to diclofenac, FDA

FAULDING INC.
--------------------------------------------------------------------------------

approvals of diflunisal and indapamide were received by Purepac in May and June 1996, respectively. In addition, initial sales from the contract manufacturing of KADIAN'r' for FSI were recorded in the quarter ended June 30, 1996.

Gross profit for the year ended June 30, 1996 was $16.7 million compared with $14.7 million for the corresponding 1995 period, an increase of $2.0 million or approximately 13.6%. Gross profit as a percentage of net sales for the year ended June 30, 1996 was approximately 26.2% compared with approximately 24.1% for the prior year. For the year ended June 30, 1996, the increase in gross profit was due primarily to the sales of diclofenac from late in the third fiscal quarter.

Selling, general and administrative expenses for fiscal 1996 were $9.0 million compared to the prior year's $9.8 million, a decrease of $0.8 million or approximately 8.2%. Such expenses as a percentage of net sales were approximately 14.1% for the 1996 fiscal year as compared with approximately 16.0% for the prior year. In addition, Purepac incurred $1.0 million in acquisition expenses in fiscal 1996 related to the purchase of the Acquired Companies, and an additional $0.8 million in costs related to the restructuring of the Purepac business, primarily organizational personnel changes. No such acquisition or restructuring costs were incurred in the prior fiscal year.

Research and development expenses for the year ended June 30, 1996 were $9.1 million, or approximately 14.3% of net sales. Such expenses for the prior year were $6.7 million or approximately 11.0% of net sales. The increase in research and development expenses was mainly due to an increase in biostudies costs required as part of the ANDA submission process to the FDA, and to the recruitment of key new scientific personnel.

Other income (expense) for the year ended June 30, 1996 was $1.6 million compared with $(0.1) million in the prior year. The $1.6 million of other income for the fiscal year was mainly attributable to the settlement of a patent litigation by Purepac which was recorded in the quarter ended December 31, 1995 and was non-recurrent.

Net income (loss) before income tax for the year ended June 30, 1996 was $(1.6) million. If the acquisition and restructuring costs were excluded from that year's reporting, net income would have been $0.3 million. These results compare to a net income (loss) of $(2.0) million before income tax for the prior year.

The results for the year ended June 30, 1996 were affected by negative pricing pressures within the oral generic pharmaceutical industry, partly counterbalanced by new product approvals for diclofenac, diflunisal, indapamide and contract manufacturing income for KADIAN'r'.

FAULDING INC.
--------------------------------------------------------------------------------



ACQUIRED COMPANIES RESULTS OF OPERATIONS

The Acquired Companies became wholly-owned subsidiaries of the Company effective March 1, 1996. FPC and FPR did not commence operations until April 7, 1995; hence the fiscal 1995 results of operations for the Acquired Companies include the full-year operating results of FMDC and less than three months operating results for FPC and FPR. Net sales for FMDC in fiscal 1996 and fiscal 1995 were derived from a distribution agreement with a third party -- which was terminated as of December 31, 1995 -- for products sourced from Faulding. The products previously sold under that agreement, together with additional products sourced from Faulding, are now being sold by FPC. Consequently, comparison with fiscal 1995 is not representative and the following analysis principally relates to the fiscal 1996 operating results.

Net sales for the year ended June 30, 1996 were $12.0 million. Of these net sales, 70% were related to products manufactured at the FPR production facility in Aguadilla, Puerto Rico. These products were sold either under contract manufacturing agreements or by FPC to its customers in the United States. The majority of the remainder of the net sales comprised products manufactured by and licensed from Faulding.

Gross profit for the year ended June 30, 1996 was $0.7 million, or approximately 5.8% of net sales. Gross profit was unfavorably impacted by both under utilization of the production facility in Puerto Rico and production related expenses incurred by FMDC, which did not record any related net sales during the periods.

Selling, general and administrative expenses for fiscal 1996 were $2.9 million, or approximately 24.2% of net sales. They represent principally selling expenses associated with FPC.

Research and development expenses for the year ended June 30, 1996 were $1.3 million, or approximately 10.8% of net sales. These expenses included the development costs associated with FMDC.

Net income (loss) before income tax for the year ended June 30, 1996 was $(4.1) million. Of this, $(3.0) million was incurred prior to the Acquired Companies becoming wholly-owned subsidiaries of the Company.

CONSOLIDATED INCOME TAX BENEFIT

The calculation of the provision (benefit) for income taxes of the Company, which includes Purepac and the Acquired Companies, has been prepared in accordance with accounting for the acquisitions in a method similar to a pooling of interests consistently applying Statement of Financial Accounting Standard No. 109 ("SFAS109").

FAULDING INC.
--------------------------------------------------------------------------------

Purepac's net loss before income tax for the year ended June 30, 1996 resulted in the recording of an income tax benefit of $0.3 million.

For the Acquired Companies, only the net loss before income tax since acquisition can be consolidated into the Company's income tax returns. As a result, an income tax benefit of $0.4 million has been included for the year ended June 30, 1996. The income tax benefit due to net losses prior to acquisition have been fully reserved against, as the recovery of these taxes is dependent on offsets through future taxable income of each of the respective companies, which at present cannot be assured.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had $3.8 million in cash and cash equivalents at June 30, 1997, compared with $1.9 million at June 30, 1996. The 1997 fiscal year's net increase of $1.9 million resulted primarily from $7.4 million provided by operating activities and $4.0 million borrowed from a bank, offset by $6.9 million used for investments in property, plant and equipment and $2.8 million for payment of preferred dividends.

At June 30, 1997, accounts receivable were $29.2 million as compared to $17.1 million at June 30, 1996, an increase of $12.1 million. This increase was principally due to higher sales levels, primarily in the last quarter of fiscal 1997.

Inventory at June 30, 1997 was $32.0 million, as compared to $26.5 million at June 30, 1996, an increase of $5.5 million, due primarily to increased production for new products launched in the last four months of fiscal 1997 and products planned for launch early in fiscal 1998.

Net property, plant and equipment was $44.9 million at June 30, 1997, as compared to $41.5 million at June 30, 1996, an increase of $3.4 million, reflecting the investment in additional manufacturing facilities, primarily the construction of an injectable shell glass vial filling facility in Aguadilla, Puerto Rico.

Amounts due to affiliated companies was $3.9 million at June 30, 1997, as compared to $0.9 million at June 30, 1996, an increase of $3.0 million, due mainly to additional products purchased from Faulding, primarily during the last half of fiscal 1997.

Accrued expenses were $14.6 million at June 30, 1997, as compared to $6.7 million at June 30, 1996, an increase of $7.9 million, primarily due to an increase of $6.5 million in the reserves for advertising and promotion programs, an increase of $0.8 million in compensation and payroll tax liabilities, and an increase of $0.2 million for Medicaid rebate liability.

Accrued preferred dividends of $0.7 million for the three month period ended June 30, 1997 were paid on July 1, 1997. Holdings converted its Class A Preferred Stock to

FAULDING INC.
--------------------------------------------------------------------------------



Common Stock on June 30, 1997, thus terminating the Company's obligation to make dividend payments in respect of such shares.

The Company believes that its current cash resources, anticipated operating cash flows and funds available under its existing bank facilities will be sufficient to fund its working capital needs for the next 24 months. Beyond that, depending upon the timing of the Company's cash flow requirements, which is highly dependent upon the unpredictable timing of the receipt of FDA product approvals, the future cash flow needs of the Company could exceed the Company's current cash resources and its available credit under its existing credit facilities. As of June 30, 1997, the Company had $3.8 million in cash, plus approximately $11.0 million of available borrowings under its existing credit facilities. For the year ended June 30, 1998, the Company has committed capital expenditures of $2.3 million for the upgrade of facilities at its Elizabeth, New Jersey site.

The Company is currently negotiating expanded credit facilities and it anticipates negotiations will be concluded soon. In the future, should the Company require additional cash flow to support the commercialization of new products following receipt of FDA approval, there can be no assurance that such financing will be available when required, if at all, or will be available upon the terms the Company may deem commercially reasonable.

NEW ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 123 "Accounting For Stock Based Compensation" ("SFAS 123"), which requires that an employer's financial statements include expanded disclosure regarding stock-based employee compensation arrangements. The Company has adopted the disclosure only requirements of SFAS 123. As a result, the adoption of SFAS 123 has had no effect on the Company's consolidated financial position or results of operations.

In March 1995, the FASB issued Statement of Financial Accounting Standard No. 121 "Accounting For The Impairment Of Long-Lived Assets" ("SFAS 121"), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Under SFAS 121, to determine a loss, if any, to be recognized, the book value of the asset is compared to the market value or expected future cash flow value of the asset. The Company has adopted SFAS 121 for the fiscal year ended June 30, 1997, with no material impact on its results of operations and financial position.

The Company is evaluating the requirements of SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information About Capital Structure," which were issued by the FASB in February 1997 and must be adopted in fiscal 1998. In June

FAULDING INC.
--------------------------------------------------------------------------------



1997, the FASB also issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130") and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 must be adopted in fiscal 1999 and SFAS 131 must be adopted in fiscal 1998. The Company currently believes that none of the foregoing FASB statements will have a material impact on its consolidated financial position or results of operations.

FAULDING INC.
--------------------------------------------------------------------------------




ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


FINANCIAL STATEMENTS
                                                                                                             PAGE

Independent Auditors' Report, Deloitte & Touche LLP...........................................................24

Consolidated Balance Sheets as at June 30, 1997 and 1996......................................................25

Consolidated Statements of Operations for the Years Ended June 30,
         1997, 1996 and 1995..................................................................................26

Consolidated Statements of Stockholders' Equity for the Years Ended
     June 30, 1997, 1996 and 1995.............................................................................27

Consolidated Statements of Cash Flows for the Years Ended
     June 30, 1997, 1996 and 1995.............................................................................28

Notes to Consolidated Financial Statements....................................................................29

FINANCIAL STATEMENT SCHEDULE

Schedule II:  Valuation and Qualifying Accounts for the
     Years Ended June 30, 1997, 1996 and 1995.................................................................53


FAULDING INC.
--------------------------------------------------------------------------------


INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of Faulding Inc.:

We have audited the accompanying consolidated balance sheets of Faulding Inc. and subsidiaries as of June 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Faulding Inc. and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

August 13, 1997
Parsippany, New Jersey

FAULDING INC.
--------------------------------------------------------------------------------



CONSOLIDATED BALANCE SHEETS



                                                                             Year Ended June 30,
                                                                         ----------------------
                                                                              1997       1996
                                                                              $000       $000
-----------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents                                                    3,846     1,897
Accounts receivable, trade (less reserves for doubtful accounts and sales allowances of $7,519 and $3,355 at June 30, 1997
    and 1996, respectively)                                                 29,187    17,118
Inventory (Note 3)                                                          31,951    26,496
Other current assets                                                         2,031     3,315
Deferred income taxes (Note 14)                                              4,427     3,225
----------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                    71,442    52,051
----------------------------------------------------------------------------------------------
Property, plant and equipment, net (Note 4)                                 44,911    41,510
Other assets (Note 5)                                                        3,410     4,279
Deferred income taxes (Note 14)                                                          838
----------------------------------------------------------------------------------------------
    TOTAL NON-CURRENT ASSETS                                                48,321    46,627
----------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                           119,763    98,678
==============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                             7,973     7,553
Due to affiliated companies (Note 5)                                         3,859       847
Loan payable to bank (Note 7)                                                4,000
Accrued expenses (Note 6)                                                   14,551     6,666
Accrued income taxes (Note 14)                                                 841
Accrued preferred dividends (Note 11)                                          689       689
----------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                               31,913    15,755
----------------------------------------------------------------------------------------------
NON CURRENT LIABILITIES
Deferred income taxes (Note 14)                                              2,385
----------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 12)
----------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (NOTES 8, 9, 10 AND 11)
Class A convertible preferred stock; par value $.01 authorized 1,834,188 shares; issued and outstanding 0 and 834,188 at June 30, 1997 and 1996
  (liquidation value $0)                                                                   8
Class B convertible preferred stock; par value $.01, authorized 150,000 shares; issued and outstanding 150,000 at June 30, 1997 and 1996
  respectively, (liquidation value $15,000)                                      2         2
Common stock; par value $.01, authorized 35,000,000 shares; issued and outstanding 20,102,188 and 15,064,560 at June 30, 1997 and
  1996, respectively                                                           201       151
Capital in excess of par value                                              54,763    57,139
Retained earnings                                                           30,499    25,623
----------------------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                                               85,465    82,923
----------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              119,763    98,678
==============================================================================================


The accompanying notes are an integral part of these consolidated financial statements.


FAULDING INC.
--------------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                               Year Ended June 30,
                                                                        ------------------------------------------------------------
                                                                             1997                     1996                     1995
(Per share amounts in $)                                                     $000                     $000                     $000
------------------------------------------------------------------------------------------------------------------------------------
 Net Sales                                                                102,127                   75,784                   64,905
 Cost of sales                                                             68,484                   58,397                   49,287
------------------------------------------------------------------------------------------------------------------------------------
 Gross profit                                                              33,643                   17,387                   15,618
------------------------------------------------------------------------------------------------------------------------------------
 Expenses
   Selling, general and administration                                     15,090                   11,864                   10,191
   Research and development                                                10,752                   10,361                    7,729
   Acquisition expenses                                                                              1,043
   Restructuring costs                                                                                 842
------------------------------------------------------------------------------------------------------------------------------------
 Total expenses                                                            25,842                   24,110                   17,920
------------------------------------------------------------------------------------------------------------------------------------
 Income (loss) from operations                                              7,801                   (6,723)                  (2,302)
 Other income (expense), net                                                 (276)                   1,021                     (390)
------------------------------------------------------------------------------------------------------------------------------------
 Income (loss) before income taxes                                          7,525                   (5,702)                  (2,692)
 Income tax expense (benefit) (Note 14)                                     2,649                     (701)                  (1,074)
------------------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                                          4,876                   (5,001)                  (1,618)
 Preferred stock dividends (Note 11)                                        2,755                    2,307                    2,080
------------------------------------------------------------------------------------------------------------------------------------
 Net Income (Loss), Applicable to Common Stock                              2,121                   (7,308)                  (3,698)
 Primary Earnings Per Common Share (Note 2):
   Net income (loss)                                                 $       0.14             $      (0.49)            $      (0.25)
====================================================================================================================================
 Weighted average number of common shares outstanding                  15,087,347               15,039,391               14,977,248
------------------------------------------------------------------------------------------------------------------------------------
 Earnings Per Share Assuming Full Dilution (Note 2)
====================================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

FAULDING INC.

--------------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                 Common Stock        Preferred
                                                                   (Note 10)       Stock (Note 11)   Capital in
                                                           ----------------------------------------   Excess of  Retained
                                                              Shares     Amount    Shares    Amount   Par Value   Earnings    Total
                                                                          $OOO                $OOO       $OOO       $OOO       $OOO
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1994                                      14,948,810     149     834,188       8     45,758     28,466     74,381
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued pursuant
  to stock grant plan (Note 9)                                  71,125       1                             (1)
Class A preferred stock dividend (Note 11)                                                             (2,080)               (2,080)
Stock grant amortization (Note 9)                                                                         367                   367
Deduction of income tax liability
  from issuance of stock pursuant
  to stock grant plan (Note 9)                                                                            258                   258
Pooling of interest adjustment (Note 2)                                                                              771        771
(Net Income)                                                                                                      (1,618)    (1,618)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                                      15,019,935     150     834,188       8     44,302     27,619     72,079
------------------------------------------------------------------------------------------------------------------------------------
Preferred stock Class B issued                                                     150,000       2     14,998                15,000
Common stock issued pursuant
  to stock grant plan (Note 9)                                  44,625       1                             (1)
Class A preferred stock dividend (Note 11)                                                             (2,080)               (2,080)
Class B preferred stock dividend (Note 11)                                                               (227)                 (227)
Stock grant amortization (Note 9)                                                                         110                   110
Deduction of income tax liability
  from issuance of stock pursuant
  to stock grant plan (Note 9)                                                                             37                    37
Pooling of interest adjustment (Note 2)                                                                            3,005      3,005
(Net Income)                                                                                                      (5,001)    (5,001)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 3O, 1996                                      15,064,560     151     984,188      10     57,139     25,623     82,923
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued pursuant to
  conversion of Class A
  Preferred Stock (Note 11)                                  5,005,128      50    (834,188)     (8)       (42)
Common stock issued pursuant
  to stock grant plan (Note 9)                                  10,000
Exercise of Stock Options (Note 8)                              22,500                                    154                   154
Class A preferred stock dividend (Note 11)                                                             (2,080)               (2,080)
Class B preferred stock dividend (Note 11)                                                               (675)                 (675)
Stock grant amortization (Note 9)                                                                         324                   324
Deduction of deferred income tax
  asset from issuance of stock grants (Note 9)                                                            (57)                  (57)
Net income                                                                                                         4,876      4,876
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                                      20,102,188     201     150,000       2     54,763     30,499     85,465
------------------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.

FAULDING INC.
--------------------------------------------------------------------------------




CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    Year Ended June 30,
                                                                                     -----------------------------------------------
                                                                                         1997              1996                1995
                                                                                         $000              $000                $000
------------------------------------------------------------------------------------------------------------------------------------
 CASH FLOW FROM OPERATING ACTIVITIES
 Net Income (Loss)                                                                      4,876             (5,001)            (1,618)
 Adjustments to Reconcile Net Income (Loss)
   to Net Cash Provided By (Used For)
   Operating Activities:
   Depreciation and amortization                                                        3,811              2,862              2,494
   Compensation expense - stock grants                                                    324                110                366
   Deferred income tax, asset                                                           2,021                364                 72
   Increase (Decrease) in Cash From:
   Accounts receivable                                                                (12,069)            (6,020)               481
   Inventory                                                                           (5,455)            (5,658)            (1,649)
   Other current assets                                                                 1,284               (928)              (661)
   Other assets                                                                           512               (696)              (174)
   Accounts payable                                                                       420              1,869             (1,383)
   Accrued expenses                                                                     7,885              1,086              1,168
   Accrued income taxes                                                                   784                (51)            (1,175)
   Accrued preferred dividends                                                                               169
   Due to/from affiliates                                                               3,012                899             (4,907)
------------------------------------------------------------------------------------------------------------------------------------
   Total Adjustments                                                                    2,529             (5,994)            (5,368)
------------------------------------------------------------------------------------------------------------------------------------
 Net Cash Provided By (Used For) Operating Activities                                   7,405            (10,995)            (6,986)
------------------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                          (6,855)            (3,795)           (15,241)
------------------------------------------------------------------------------------------------------------------------------------
 Net Cash Provided By (Used For) Investing Activities                                  (6,855)            (3,795)           (15,241)
------------------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings from bank                                                                 4,000                                 2,000
   Repayments to bank                                                                                     (2,000)
   Preferred dividends paid                                                            (2,755)            (2,307)            (2,080)
   Proceeds from issuance of common stock                                                 154
   Proceeds from issuance of preferred stock                                                              15,000
   Proceeds from additions to paid in capital                                                              4,769             20,344
------------------------------------------------------------------------------------------------------------------------------------
 Net Cash Provided By (Used For) Financing Activities                                   1,399             15,462             20,264
------------------------------------------------------------------------------------------------------------------------------------
 Increase (Decrease) In Cash and Cash Equivalents                                       1,949                672             (1,963)
 Cash and cash equivalents, beginning of year                                           1,897              1,225              3,188
------------------------------------------------------------------------------------------------------------------------------------
 Cash and Cash Equivalents, end of year                                                 3,846              1,897              1,225
====================================================================================================================================
 Supplemental disclosure of cash flow information:
 Cash paid (received) during the year for:
   Interest                                                                               321                214                 77
   Income taxes                                                                        (1,379)              (857)                89
------------------------------------------------------------------------------------------------------------------------------------


FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND BUSINESS

Faulding Inc. (together with its consolidated subsidiaries, the "Company") is primarily engaged in the development, manufacture and sale of human generic pharmaceutical products and medical devices. The operating subsidiaries of the Company are Purepac Pharmaceutical Co. ("PPC"), Faulding Pharmaceutical Co. ("FPC"), Faulding Puerto Rico, Inc. ("FPR") and Faulding Medical Device Co. ("FMDC").

At June 30, 1997, 1996, and 1995, 71%, 62% and 54%, respectively, of the outstanding common stock, par value $0.01 per share (the "Common Stock") of the Company was owned by Faulding Holdings Inc. ("Holdings"), a wholly-owned subsidiary of F. H. Faulding & Co. Limited ("Faulding"), an international pharmaceutical and healthcare company headquartered in Australia. On June 30, 1997 Holdings converted all of its shares of Class A preferred stock, par value $0.01 per share (the "Class A Preferred Stock"), in the Company into 5,005,128 shares of Common Stock. Holdings would own approximately 73.1% of the Common Stock upon the conversion of its Class B preferred stock, par value $0.01 per share (the "Class B Preferred Stock").

On February 29, 1996, the Company changed its name from Purepac Inc. to Faulding Inc. References in these Notes to the "Company" are to Faulding Inc. and its consolidated subsidiaries, and, prior to February 29, 1996, to Purepac Inc. and its consolidated subsidiaries. Unless otherwise indicated, references to "Purepac" are to the Company and its consolidated subsidiaries prior to February 29, 1996.

2.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ACQUISITIONS

On February 29, 1996, the Company acquired all of the outstanding capital stock of each of FMDC, FPR, and FPC, (collectively the "Acquired Companies") from Holdings in exchange for 2,438,712 shares of its Common Stock. As part of the acquisition, the Company created the Class B Preferred Stock, with 150,000 authorized shares, all of which were issued to Holdings for a cash purchase price of $100.00 per share, for a total value of $15 million.

At the effective date of the acquisition of the Acquired Companies the authorized number of shares of Common Stock of the Company was increased from 25 million shares to 35 million shares.

FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRINCIPLES OF CONSOLIDATION

The acquisition of the Acquired Companies was accounted for in a method similar to a pooling of interests and, therefore, financial statements for all periods presented have been restated as if the acquisition took place at the beginning of the earliest period presented. The financial statements reflect the accounts of the Company, including its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions likewise affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or market value.

FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost. Depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

           Building and improvements                                 30 years
           Machinery and equipment                                 4-10 years
           Furniture and fixtures                                  5-10 years
           Leasehold improvements                     remaining term of lease

TRADEMARKS AND PATENTS

Trademarks acquired by the Company, included in other assets, are amortized over 10 years or 40 years using the straight-line method, consist of the following:

                                                June 30,            June 30,
                                                    1997              1996
                                                    $000              $000
                                                --------            ------
 Cost                                                881               881
 Accumulated amortization                           (316)             (265)
                                                --------            ------
 Net book value                                      565               616
                                                --------            ------


RESEARCH AND DEVELOPMENT COSTS

Research and development costs, including charges for such services provided by Faulding, are charged to operations as incurred and represent the Company's independent research and development efforts.

EARNINGS PER COMMON SHARE

Primary earnings per common share is calculated by dividing income after preferred dividends by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded as the effect is anti-dilutive. Earnings per share assuming full dilution is not presented as the effect would be anti-dilutive or not material.

SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 1997 and 1996, the Company recognized a tax benefit related to the issue of 44,625 and 71,125 shares, respectively, of Common Stock to employees pursuant to the Company's 1991 Restricted Stock Incentive Plan. The transactions provided the Company with tax benefits equal to the fair market value of the

FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock on the date of issuance. For financial reporting purposes, the tax benefits were recorded as a reduction of the deferred tax asset to the extent previously provided and the remainder of the benefit (if any) was recorded as additional capital in excess of par value.

During the year ended June 30, 1997, the Company recognized a tax benefit when a holder of nonstatutory stock options purchased 5,965 shares of Common Stock at $7.125 per share. This transaction provided the Company a tax benefit to the extent that the fair market value of the stock issued on the exercise date exceeded the option price. This benefit will result in an income tax deduction of $8,000 and a reduction of $3,000 in taxes payable in the year ended June 30, 1998.

NEW ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123 "Accounting For Stock Based Compensation" ("SFAS 123"), which requires that an employer's financial statements include expanded disclosure regarding stock-based employee compensation arrangements. The Company has adopted the disclosure only requirements of SFAS 123. As a result, the adoption of SFAS 123 has had no effect on the Company's consolidated financial position or results of operations.

In March 1995, the FASB issued Statement of Financial Accounting Standard No. 121 "Accounting For The Impairment Of Long-Lived Assets" ("SFAS 121"), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Under SFAS 121, to determine a loss, if any, to be recognized, the book value of the asset is compared to the market value or expected future cash flow value of the asset. The Company has adopted SFAS 121 for the fiscal year ended June 30, 1997, with no material impact on its results of operations and financial position.

The Company is evaluating the requirements of SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information About Capital Structure," which were issued by the FASB in February 1997 and must be adopted in fiscal 1998. In June 1997, the FASB also issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130") and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 must be adopted in fiscal 1999 and SFAS 131 must be adopted in fiscal 1998. The Company currently believes that none of the foregoing FASB statements will have a material impact on its consolidated financial position or results of operations.

FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current year presentation.

3.       INVENTORY

                                        June 30,             June 30,
                                           1997                 1996
                                           $000                 $000
                                       --------             --------
  Raw materials                          10,934               11,160
  Work-in-process                         7,649                4,509
  Finished goods                         13,368               10,827
                                       --------             --------
  Total                                  31,951               26,496
                                       --------             --------


4.       PROPERTY, PLANT AND EQUIPMENT

                                        June 30,              June 30,
                                           1997                  1996
                                           $000                  $000
                                       --------              --------
  Land                                    2,199                 2,199
  Buildings and improvements             16,666                16,311
  Machinery and equipment                33,238                29,612
  Leasehold improvements                  7,095                 5,100
  Construction in progress                1,704                   825
                                       --------              --------
  Total cost                             60,902                54,047
  Less accumulated depreciation
  and amortization                      (15,991)              (12,537)
                                       --------              --------
  Net book value                         44,911                41,510
                                       --------              --------


5.       RELATED-PARTY TRANSACTIONS

During the years ended June 30, 1997, 1996 and 1995, the Company paid Faulding $7,010,000, $4,057,000 and $2,289,000, respectively, for materials and finished goods purchases (pursuant to agreements to market injectable and oral products, both described herein), $0, $287,000 and $918,000, respectively, for research and development services, and $0, $603,000 and $326,000, respectively, for interest expense on loan advances associated with the Acquired Companies prior to the acquisition of such companies by the

FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company. In addition, during the years ended June 30, 1997, 1996 and 1995, the Company paid Faulding Services Inc. ("FSI"), a wholly-owned subsidiary of Holdings, $0, $296,000 and $266,000, respectively, for business development services (pursuant to an agreement with FSI which terminated on December 31, 1995 and described herein).

During the years ended June 30, 1997, 1996 and 1995, the Company was reimbursed $0, $466,000 and $1,919,000, respectively, by Faulding for materials and services related to research and development projects.

Additionally, during the year ended June 30, 1997 and 1996, the Company recorded revenues of $1,354,000 and $1,018,000, respectively, for contract manufacturing of KADIAN'r' (pursuant to an agreement with FSI, described herein).

Included in other assets at June 30, 1997 and 1996 is $2,903,000 paid by the Company to Faulding in June 1992 to acquire proprietary technology, including scientific information and expertise, processes and procedures, relating to the manufacture and sale of the generic version of a modified-release pharmaceutical product. The acquired technology is restricted to use, on an exclusive basis, in the United States and its territories. Amortization of this technology commenced in the 1997 fiscal year. Pursuant to the terms of the agreement between the Company and Faulding dated December 5, 1992 in which Faulding transferred this technology to PPC, Faulding is indemnifying the Company in relation to the Company's costs of defending the action entitled Hoechst Marion Roussel, Inc. and Carderm Capital L.P. v. Faulding Inc. and Purepac Pharmaceutical Co. See
Note 12 of Notes to Consolidated Financial Statements.

Amounts due from (due to) affiliated companies are payable on demand and were as follows as of:

                                               June 30,              June 30,
                                                  1997                  1996
                                                  $000                  $000
                                               -------               -------
          Faulding                              (3,886)               (1,881)
          FSI                                       27                 1,034
                                               -------               -------
                                                (3,859)                 (847)
                                               -------               -------

The Company entered into an agreement with Faulding as of December 5, 1992, pursuant to which PPC agreed to provide services to Faulding for the tableting of pellets and micropellets on a time and materials basis. During the year ended June 30, 1997, no such services were provided by PPC to Faulding.

FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company and Faulding entered into a three-year agreement, also dated as of December 5, 1992, which is automatically renewable for successive two-year periods, pursuant to which Faulding granted PPC a non-exclusive license to import, distribute and market an erythromycin oral product in the United States.

On January 1, 1993, the Company and FSI entered into a consulting agreement, which terminated on December 31, 1995, pursuant to which PPC retained FSI to serve as a business development consultant and advisor on a non-exclusive basis.

On August 1, 1993, the Company entered into a 10-year agreement with FSI, pursuant to which PPC would manufacture KADIAN'r' utilizing Faulding technology, processes and manufacturing methods licensed to FSI. FSI, at its sole cost, has sought all necessary approvals and/or registrations from the appropriate regulatory authority to enable the sale of the product, which was approved by the FDA on July 3, 1996. The parties amended this agreement in December 1994 to resolve certain inconsistencies between this agreement and an agreement between FSI and an unrelated third party, to distribute the product manufactured by PPC. On June 27, 1995, the Company and FSI entered into a Services Agreement pursuant to which PPC would provide certain services on FSI's behalf that FSI had agreed to provide under the agreement with the third party. Pursuant to the terms of the manufacturing agreement between PPC and Faulding relating to Kadian'r', Faulding is indemnifying the Company in relation to the costs of defense of the action entitled Purdue Pharma L.P. and The Purdue Frederick Company vs. Faulding Services Inc., Faulding Inc., Purepac Pharmaceutical Co. and Zeneca Inc. See
Note 12 of Notes to Consolidated Financial Statements.

On March 15, 1995, the Company and Faulding entered into a three-year license agreement pursuant to which Faulding granted PPC the non-exclusive right to import and distribute doxycycline, a delayed-release product, in the United States in exchange for certain payments to Faulding for its supply of the product to PPC.

The Company and Faulding entered into two agreements as of June 26, 1995 in relation to two products that had been under ongoing development review for several years. One is a licensing agreement pursuant to which Faulding granted to PPC an exclusive ten-year license to utilize certain technology to complete the development of a modified-release product and to manufacture and sell the product in the United States. In relation to the development of the product, the Company paid to Faulding most of the technology licensing fees in the year ended June 30, 1994 with the balance paid during the year ended June 30, 1996. All such payments were expensed as research and development costs. In addition, the Company is obligated under the agreement to pay royalties related to net sales of the product. As of June 30, 1997, development activity under this agreement has been discontinued due to changes in market conditions and the viability

FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the product involved.

The second agreement entered as of June 26, 1995 is a 10-year Co-development, Supply and Licensing Agreement pursuant to which Faulding is to develop and deliver a component pellet of a modified-release product for PPC's use in developing, manufacturing and distributing the product in the United States. Faulding is to supply the Company with pellets at prices set forth in the agreement. If the parties later concur that the Company should manufacture the pellets, Faulding will grant the Company an exclusive license to the pellet technology for the remainder of the term of the agreement in consideration of a technology transfer fee of $250,000 and ongoing royalty payments. As of June 30, 1997, development activity under this agreement has been discontinued due to changes in market conditions and the viability of the product involved.

On January 23, 1996, the Company and Faulding entered into a Supply Agreement for injectable products developed and manufactured by Faulding for sale by FPC in the United States. Supply of six anti-cancer products under this agreement commenced in fiscal 1996. Abbreviated New Drug Applications ("ANDAs") for additional products covered by this agreement have been filed with the FDA. Additional products are under development by Faulding.

On January 23, 1996, the Company and Faulding entered into a Licensing and Supply Agreement for the medical device products developed by FMDC. Initial sales were reported in the 1997 fiscal year and products utilizing these technologies have received regulatory approval in some other markets.

On February 29, 1996, the Company acquired all of the outstanding capital stock of each of FMDC, FPR, and FPC from Holdings in exchange for 2,438,712 shares of the Common Stock. As part of the acquisition, the Company created the Class B Preferred Stock consisting of 150,000 authorized shares, all of which were issued to Holdings for a cash purchase price of $100.00 per share, resulting in net proceeds to the Company of $15 million.

On June 3, 1997, the Company received a merger proposal (the "Proposal") from Faulding. In the Proposal, Faulding offered to acquire all of the outstanding shares of Common Stock of the Company not currently owned by Holdings at a price of $12.00 per share in cash. The acquisition contemplated by the Proposal would be structured as a merger pursuant to which a newly organized United States subsidiary of Holdings would be merged into the Company as a result of which Holdings would acquire all of the issued and outstanding shares of Common Stock that are not currently owned by it.

The Board of Directors of the Company held a meeting on June 3, 1997 and appointed a

FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Special Committee of the Board, consisting of Bruce C. Tully and Joseph C. Minio, who are outside, independent directors of the Company, to consider whether the proposal is fair to and in the best interest of the Company and its stockholders, and to recommend whether the Board of Directors should accept the Proposal. The Special Committee, assisted by independent legal counsel and independent financial advisors, is currently evaluating the Proposal.

6.       ACCRUED EXPENSES
                                                     June 30,        June 30,
                                                        1997            1996
                                                        $000            $000
                                                    --------        --------
        Advertising and promotion programs             7,855           1,408
        Compensation and payroll taxes                 3,208           2,446
        Medicaid rebate                                  911             668
        Professional fees                                611             402
        All other                                      1,966           1,742
                                                    --------        --------
        Total                                         14,551           6,666
                                                    --------        --------

7.       LONG-TERM DEBT

On May 24, 1990, the Company entered into an uncollateralized financing agreement with a commercial bank, which agreement was amended on May 24, 1992 and again in August 1994. The agreement permits the Company to borrow up to $15 million, of which a maximum of $5 million may be borrowed under a term loan facility. Borrowings under the term loan facility mature five years from the date of the borrowing. The difference between the total financing agreement of $15 million and any borrowings under the term loan facility may be utilized as revolving debt. The Company is required to meet certain financial covenants, including a minimum debt-to-equity ratio and a minimum aggregate net asset amount. The Company is in compliance with the covenants at June 30, 1997.

At June 30, 1997, the Company had an outstanding loan under the revolving credit facility from the bank of $4 million at an interest rate of 6.24% per annum. At June 30, 1997, there were no outstanding letters of credit.

At June 30, 1996, the Company had no outstanding borrowings from the bank and no outstanding letters of credit.

FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       STOCK OPTIONS

1994 STOCK OPTION PLAN

The Company's 1994 Stock Option Plan (the "1994 Stock Option Plan") was adopted by the Board of Directors on August 16, 1994 and by a majority in interest of the stockholders of the Company on October 18, 1994. The 1994 Stock Option Plan provides for the granting of up to 1,000,000 options which are intended to qualify either as incentive stock options, or statutory options, (the "Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986 or as options which are not intended to meet the requirements of such section (the "Nonstatutory Stock Options").

Under the 1994 Stock Option Plan, the Incentive Stock Options may be granted to key employees of the Company or a subsidiary of the Company and the Nonstatutory Stock Options may be granted to any key employee, officer, non-employee director or consultant to the Company or a subsidiary of the Company, with the exception that Nonstatutory Stock Options may not be granted to a holder of more than 10% of the total voting power of the Company.

The exercise price of all Incentive Stock Options must be at least equal to the fair market value of such shares on the date of grant. The exercise price of all Nonstatutory Stock Options granted under the 1994 Stock Option Plan is determined by the Board of Directors of the Company at the time of grant. No option granted is exercisable after the expiration of 10 years from the date of grant. The aggregate fair market value (determined at the date of the option grant) of shares of Common Stock with respect to which Incentive Stock Options are exercisable for the first time by the holder of the options during any calendar year shall not exceed $100,000.

In February 1997, the 1994 Stock Option Plan was amended to provide that in the event that Faulding ceases to beneficially own, or exercise voting or dispositive control over, at least 50% (percent) of the outstanding Common Stock of the Company on a fully diluted basis, then all Options then outstanding under the 1994 Stock Option Plan would become immediately exercisable in full.

During the year ended June 30, 1995, the Company awarded two employees 33,000 Incentive Stock Options under the 1994 Stock Option Plan. During the year ended June 30, 1996, the Company awarded 27 employees options to purchase 675,000 shares of Common Stock under the plan, of which 496,789 were Incentive Stock Options and 178,211 were Nonstatutory Stock Options. During the year ended June 30, 1996, due to two resignations and one cancellation, options to purchase 108,000 shares of Common Stock were terminated. During the year ended June 30, 1997, the Company awarded 20 employees Incentive Stock Options to purchase 435,000 shares of Common Stock under

FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the plan. During the year ended June 30, 1997, due to 10 resignations, options to purchase 112,500 shares of Common Stock were terminated.

During the year ended June 30, 1997, the Company issued to two employees 22,500 shares of Common Stock upon exercise of 16,535 Incentive Stock Options and 5,965 Nonstatutory Stock Options. The net proceeds from these transactions amounted to $154,000. As a result of the issuance of the 5,965 shares of Common Stock issued upon the exercise of the Nonstatutory Stock Options, the Company will have an income tax deduction of $8,000 in the fiscal year ended June 30, 1998. The deduction will result in a reduction of taxes payable of approximately $3,000.

Information on the 1994 Stock Option Plan activity is as follows:


                                                                  Number of Options Awarded
                                                           ----------------------------------------
                             No. of         Exercisable                  Incentive    Nonstatutory
                            Employees       Price Range      Total    Stock Options   Stock Options
                         --------------------------------------------------------------------------
 Outstanding at
   June 30, 1995                 2            $9.25           33,000        33,000
 Options Awarded                27        $4.625 - $10.125   675,000       496,789       178,211
 Terminated/Cancelled           (3)       $6.125 - $9.25    (108,000)      (98,304)       (9,696)
---------------------------------------------------------------------------------------------------
 Outstanding at
   June 30 1996                 26        $4.625 - $10.125   600,000       431,485       168,515
---------------------------------------------------------------------------------------------------
 Options Awarded                20        $4.25  - $12.625   435,000       435,000
 Temminated/Cancelled          (10)       $4.625 - $7.125   (112,500)     (10O.570)      (11,930)
 Exercised                                $4.625 - $7.125    (22,500)      (16,535)       (5,965)
---------------------------------------------------------------------------------------------------
 Outstanding at
   June 30, 1997                36        $4.25  - $12.625   900,000       749,380       150,620
===================================================================================================


1997 STOCK OPTION PLAN

On February 12, 1997, the stockholders approved the 1997 Stock Option Plan (the "1997 Stock Option Plan") which provides for the issuance of up to 1,000,000 options to acquire shares of the Company's authorized Common Stock. The provisions of the 1997 Stock Option Plan are identical to those of the 1994 Stock Option Plan, as amended in February 1997, and as described above. As of June 30, 1997, no options were issued under the 1997 Stock Option Plan.

FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in relation to the Company's stock option plans. Had compensation cost for the Company's plans been determined based upon the fair value of the Common Stock at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation" (SFAS 123), the Company's pro forma net income (loss) and net income (loss) per common share would have been reduced to the pro forma amounts indicated below:


                                                           Year Ended June 30,
                                                        ------------------------
                                                           1997         1996
 (Per share amounts in $)                                  $000         $000
--------------------------------------------------------------------------------
  Net income (loss) Applicable to Common Stock:
    As reported                                           2,121       (7,308)
 Pro forma                                                1,489       (7,586)
 Net income (loss) per common share:
   As reported                                            $0.14       $(0.49)
   Pro forma                                              $0.10       $(0.50)

All stock options are granted at fair market value of the Common Stock at the grant date. The weighted average fair value of the stock options granted during the years ended June 30, 1997 and 1996 was $7.16. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: no expected dividend yield, risk free interest rate of 6.19%, expected life of five years, and expected volatility of 54%. Stock options granted under the Company's stock option plans expire 10 years from the date of grant.

9.       RESTRICTED STOCK INCENTIVE PLAN

On October 21, 1992, the stockholders approved the Company's 1991 Restricted Stock Incentive Plan (the "1991 Restricted Stock Incentive Plan") for key employees of the Company. The Board of Directors have allotted 465,000 shares for the plan.

On November 25, 1991, the Company awarded grants aggregating 275,000 shares of the Common Stock to 15 employees under the 1991 Restricted Stock Incentive Plan. Such grants were valued at $8.125 per share, being the market value thereof on the date of

FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

grant. During the year ended June 30, 1993, due to two resignations, grants totaling 20,000 shares of Common Stock were terminated. During the year ended June 30, 1994, due to one resignation, grants totaling 20,000 shares of Common Stock were terminated. During the year ended June 30, 1995, due to two resignations, grants totaling 10,500 shares of Common Stock were terminated. During the year ended June 30, 1996, due to seven resignations, grants totaling 43,000 shares of Common Stock were terminated. During the year ended June 30, 1997, due to two resignations, grants totaling 2,500 shares of Common Stock were terminated.

On March 5, 1993, the Company awarded grants aggregating 50,000 shares of the Common Stock to six employees under the 1991 Restricted Stock Incentive Plan. Such grants were valued at $13.8125 per share, being the market value thereof on the date of grant. During the year ended June 30, 1994, due to one resignation, grants totaling 7,500 shares of Common Stock were terminated. During the year ended June 30, 1996, due to one resignation, grants totaling 4,000 shares of Common Stock were terminated. During the year ended June 30, 1997, no grants were terminated.

During the years ended June 30, 1997, 1996 and 1995, the Company recognized $324,000, $110,000 and $366,000, respectively, as compensation expense for the 1991 Restricted Stock Incentive Plan.

During the year ended June 30, 1997, the Company issued 10,000 shares of Common Stock to employees pursuant to the 1991 Restricted Stock Incentive Plan. As a result of the issuance of these shares, the Company will have an income tax deduction of $77,000 for the year ended June 30, 1998. The deduction will result in a reduction in taxes payable of approximately $28,000. In the same year, for financial reporting purposes, the tax benefit will be recorded as a reduction of the deferred tax asset to the extent previously provided and the remainder of the benefit will be recorded as additional capital in excess of par value. It will not be reflected in the reported earnings or the earnings per share calculations.

During the year ended June 30, 1996, the Company issued 44,625 shares of Common Stock to employees pursuant to the 1991 Restricted Stock Incentive Plan. As a result of the issuance of these shares, the Company had an income tax deduction of $272,000 for the year ended June 30, 1997. The deduction resulted in a reduction in taxes payable of approximately $103,000. In the same year, for financial reporting purposes, the tax benefit was recorded as a reduction of the deferred tax asset to the extent previously provided and the remainder of the benefit was recorded as additional capital in excess of par value. It was not reflected in the reported earnings or the earnings per share calculations.

During the year ended June 30, 1995, the Company issued 71,125 shares of Common

FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock to employees pursuant to the 1991 Restricted Stock Incentive Plan. As a result of the issuance of these shares, the Company had an income tax deduction of $759,000 for the year ended June 30, 1996. The deduction resulted in a reduction in taxes payable of approximately $288,000. In the same year, for financial reporting purposes, the tax benefit was recorded as a reduction of the deferred tax asset to the extent previously provided and the remainder of the benefit was recorded as additional capital in excess of par value. It was not reflected in the reported earnings or the earnings per share calculations.

Information on the 1991 Restricted Stock Incentive Plan activity is as follows:


                                                Number of Grants Awarded By Date
                                               ------------------------------------
                                               November 25, 1991     March 5, 1993
                                               -------------------------------------
Outstanding at June 30, 1992                         275,O00
    Terminated                                       (20,000)
    Grants Awarded                                                       50 000
--------------------------------------------------------------------------------
Outstanding at June 3O, 1993                         255,O00             5O,000
    Terminated                                       (2O,000)            (7,500)
    Share Issued                                     (82,250)
--------------------------------------------------------------------------------
Outstanding at June 3O, 1994                         152,750             42,500
--------------------------------------------------------------------------------
    Terminated                                       (10,500)
    Shares Issued                                    (56,250)           (14,875)
--------------------------------------------------------------------------------
Outstanding at June 3O, 1995                          86,000             27,625
--------------------------------------------------------------------------------
    Terminated                                       (43,000)            (4,000)
    Shares Issued                                    (34,000)           (10,625)
--------------------------------------------------------------------------------
Outstanding at June 30, 1996                           9,000             13,000
--------------------------------------------------------------------------------
    Terminated                                        (2,500)
    Shares Issued                                     (3,500)            (6,500)
--------------------------------------------------------------------------------
Outstanding at June 3O, 1997                           3,000              6,500
--------------------------------------------------------------------------------


10.      COMMON STOCK

On June 30, 1997 the Company issued 5,005,128 shares of Common Stock to Holdings pursuant to the conversion of Holding's 834,188 shares of Class A Preferred Stock. See Note 11 of Notes to Consolidated Financial Statements.

During the year ended June 30, 1997, the Company issued in aggregate 22,500 shares of Common Stock to two employees pursuant to the Company's 1994 Stock Option Plan. The net proceeds from these transactions amounted to $154,000. See
Note 8 of Notes to Consolidated Financial Statements.

FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended June 30, 1997, 1996 and 1995, the Company issued in aggregate 10,000, 44,625 and 71,125, respectively, shares of Common Stock to employees pursuant to the 1991 Restricted Stock Incentive Plan. See Note 9 of Notes to Consolidated Financial Statements.The Company received no proceeds from these transactions.

During the year ended June 30, 1996, the Company issued 2,438,712 shares of Common Stock to Holdings pursuant to the acquisition of the Acquired Companies. See Note 2 of Notes to Consolidated Financial Statements. The Company received no proceeds from the issuance of such shares.

11.      PREFERRED STOCK

The authorized but unissued preferred stock may be issued from time to time, in one or more series, by the Board of Directors.

CLASS A

In 1987, the Company issued and sold to Holdings 834,188 shares of the Class A Preferred Stock at $29.34 per share, or $23,133,000, net of expenses of $1,342,000. These shares provide for a cumulative dividend of 8.5% per annum, which dividend accrues until such time as the Company shall have profits, surpluses or other funds legally available for payment of dividends. Dividends accrue on each share of Class A Preferred Stock on a daily basis at 8.5% per annum of liquidation value and are payable quarterly on the first days of January, April, July and October, beginning in January 1988. If any accrued dividends, for any reason, are not paid on these days, then such dividend shall be considered in arrears and, until paid, shall continue to be accrued on the liquidation value (purchase price less dividends paid) plus dividends in arrears.

During each of the years ended June 30, 1997, 1996 and 1995, the Company paid dividends on the Class A Preferred Stock totaling $2,080,000 per year. The dividend of $520,000 for the quarter ended June 30, 1997 was declared and accrued at June 30, 1997 and paid on July 1, 1997.

In the event of any liquidation, dissolution or winding up of the Company, the holders of Class A Preferred Stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, amounts in cash equal to the sum of $29.34 per share plus all accrued and unpaid dividends.

Each share of Class A Preferred Stock may be convertible, at the election of the holder, into six shares of Common Stock. On June 30, 1997, Holdings converted all of the 834,188

FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares of the Class A Preferred Stock that it held into 5,005,128 shares of Common Stock. As a result of this conversion, there are currently no shares of Class A Preferred Stock outstanding and no further dividends will be paid on Class A Preferred Stock.

CLASS B

On February 29, 1996, as part of the acquisition of the Acquired Companies, the Company created the Class B Preferred Stock with 150,000 authorized shares, all of which were issued to Holdings for a cash price of $100.00 per share or an aggregate of $15 million. These shares pay an annual dividend of $4.50 per share or an aggregate of $675,000 per year. Dividends accrue on each share of Class B Preferred Stock on a daily basis at 4.5% per annum of liquidation value and are payable quarterly on the first days of January, April, July and October, beginning April 1, 1996. If any accrued dividends, for any reason, are not paid on these days, then such dividend shall be considered in arrears and, until paid, shall continue to be accrued on the liquidation value (purchase price less dividends paid) plus dividends in arrears.

During the year ended June 30, 1997, the Company paid dividends on the Class B Preferred Stock totaling $675,000. The dividend of $169,000 for the quarter ended June 30, 1997 was declared and accrued at June 30, 1997 and paid on July 1, 1997.

On or after the first anniversary of the date of issuance, each share of Class B Preferred Stock may be converted, at the election of the holder, into 10.433 shares of Common Stock. At June 30, 1997, 1,564,950 shares of Common Stock were reserved for issuance under the terms of the Class B Preferred Stock.

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

FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases certain of its equipment and property under operating leases which provide for monthly lease payments and, in certain instances, provide options to purchase the property at fair market value.

The Company through FPR has a lease for a seven building facility in Aguadilla, Puerto Rico from the Port Authority of the Commonwealth of Puerto Rico which expires in the year 2020.

For the years ended June 30, 1997, 1996 and 1995, total rental expense for operating leases amounted to $943,000, $867,000 and $556,000, respectively. The following table is a schedule of future minimum rental payments under such operating leases:

                                                        Rental
              Year Ended June 30,                         $000
              ------------------------------------------------
              1998                                         757
              1999                                         601
              2000                                         325
              2001                                         218
              2002                                         196
              Thereafter                                 3,207

LITIGATION

The Company is named as a defendant in an action in the United States District Court for the District of Delaware entitled Purdue Pharma L.P. and The Purdue Frederick Company vs. Faulding Services Inc., Faulding Inc., Purepac Pharmaceutical Co. and Zeneca Inc., 96 Civ.427. The complaint alleges that the manufacture and marketing in the United States of KADIAN'r' infringes a patent assigned to one of the plaintiffs and constitutes unfair competitive practices under Federal and State law. The Company, through PPC, manufactures KADIAN'r' pursuant to a contract manufacturing agreement with FSI.

The complaint seeks, among other things, an order enjoining the Company from infringing the subject patent and awarding treble and punitive damages. The Company believes the allegations in the complaint to be entirely without merit and intends to defend this action vigorously. The Company has also asserted counterclaims against Purdue Pharma L.P. and The Purdue Frederick Company seeking to invalidate the

FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


subject patent and also seeking damages against the plaintiffs for unfair competitive practices under Federal and State law and violation of the Federal anti-trust laws. Pursuant to the terms of the manufacturing agreement between PPC and Faulding relating to Kadian'r', Faulding is indemnifying the Company in relation to the costs of defending the action. See Note 5 of Notes to Consolidated Financial Statements.

On February 3, 1997, following the submission by PPC of an ANDA seeking FDA approval of diltiazem hydrochloride extended-release capsules, USP, the Company's proposed generic version of Cardizem CD'r', a lawsuit was commenced in the United States District Court for the District of New Jersey entitled Hoechst Marion Roussel, Inc. and Carderm Capital L.P. v. Faulding Inc. and Purepac Pharmaceutical Co., Civil Action No. 97-516 (JAG Jr.). The complaint alleges that the Company's proposed generic product infringes a patent assigned to Carderm Capital L.P. and licensed, on a non-exclusive basis, to Hoechst Marion Roussel, Inc., and seeks to delay the commercial introduction of the Company's proposed generic product until the expiration of that patent.

The Company believes that its proposed generic product does not infringe the patent at issue in the lawsuit and, additionally, that the patent is invalid. The Company therefore intends to defend the lawsuit vigorously. The Company has also asserted a counterclaim against Hoechst Marion Roussel, Inc. alleging that its sales of Cardizem CD since 1993 have constituted acts of infringement under a patent licensed to PPC. Pursuant to the terms of the agreement between PPC and Faulding relating to the transfer of technology for this product, Faulding is indemnifying the Company in relation to the costs of defending the action. See
Note 5 of Notes to Consolidated Financial Statements.

In June 1997, four purported class-action lawsuits were filed in the Delaware Court of Chancery (the "Chancery Court"), under the captions Aimee Dechter v. Edward D. Tweddell, Richard F. Moldin, Alan G. McGregor, Joseph C. Minio, Bruce
C. Tully, William R. Griffith, Faulding Inc., FH Faulding & Co., Limited [sic], and Faulding Holdings, Inc., Civil Action No. 15722-NC (6/15/97); Michael J. Golde I/R/A, et al. v. Faulding Inc., Edward D. Tweddell, Alan G. McGregor, Richard F. Moldin, David Beretta and Bruce C. Tully, Civil Action No. 15728-NC (6/6/97); Harbor Finance Partners, et al. v. Edward D. Tweddell, Alan G. McGregor, Richard F. Moldin, Joseph C. Minio, Bruce C. Tully, William R. Griffith, F. H. Faulding & Company Limited [sic] and Faulding Inc., Civil Action No. 15724-NC (6/4/97); and Charles Zimmerman, et al. v. Richard F. Moldin, Edward D. Tweddell, Alan G. McGregor, Joseph C. Minio, Bruce C. Tully, F.H. Faulding & Co., Limited, William R. Griffith, Faulding Holdings, Inc. and Faulding, Inc., Civil Action No. 15723-NC (6/3/97) (the "Actions"). The Actions challenge that certain acts allegedly taken or not taken by the Company and the members of the Board of Directors in connection with the Proposed Transaction and the price originally proposed to be paid by Faulding for the Common Stock, and allege that Faulding, Holdings and the Board breached their fiduciary

FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obligations to the Company's stockholders. The Company has been informed that the lawsuits may be consolidated and that the plaintiffs have agreed to postpone further action pending the consideration of the Proposal by the Special Committee of the Board. See Note 5 of Notes to Consolidated Financial Statements. The Actions seek to enjoin the consummation of the Merger, as well as an award of damages and attorneys fees.

The Company is involved in litigation incidental to the conduct of its business, in addition to the above matters, and does not believe that the ultimate adverse resolutions of any, or all, thereof would have a material adverse effect on its financial position, results of operations or cash flows.

13.      EMPLOYEE BENEFIT PLANS

In January 1990, the Company adopted a defined benefit pension plan (the "Pension Plan"). The Pension Plan covers employees who have one year or more of credited service and whose employment is not governed by a collective bargaining agreement. Net periodic pension cost is comprised of the components listed below, as determined using the projected unit credit actuarial cost method. The Company's funding policy is to make annual contributions to the Pension Plan in such amounts necessary to fund benefits provided under the Pension Plan on the basis of information furnished by the Company's actuary.

                                                      Year ended June 30,
                                                --------------------------------
Net Periodic Pension Cost                          1997        1996        1995
                                                  $ 000       $ 000       $ 000
                                                -------     -------      -------
Service cost for benefits earned
  during the period                                 482         506         305
Interest cost on projected
  benefit obligation                                216         194         154
Return on plan assets                              (196)       (138)        (88)
Amortization of prior service cost                   20          19          19
Amortization of actuarial loss                                   34           1
                                                -------     -------      -------
  Total                                             522         615         391
                                                -------     -------      -------

FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Funded Status and Obligations of the Plan                 June 30,      June 30,
                                                             1997          1996
                                                             $000          $000
                                                           -------       -------
Actuarial present value of accumulated
  benefit obligations                                       2,007         1,703
Vested benefits included in above                           1,886         1,538
--------------------------------------------------------------------------------
Projected benefit obligation                                3,575         3,373
Plan assets at fair value                                  (2,933)       (2,191)
Unrecognized prior service cost                              (143)         (155)
Unrecognized net gain (loss)                                 (118)         (709)
Additional Liability                                                          2
                                                           -------       -------
  Accrued Pension Obligation                                  381           320
                                                           -------       -------


The discount rate used in determining the projected benefit obligations was 7.50% at June 30, 1997, an increase of 0.25% from June 30, 1996. The rate of increase in future compensation levels used in the determination was 5.5% for both June 30, 1997 and 1996. The expected long-term rate of return on the Pension Plan's assets used in determining pension cost was 8% for both years.

The Company also has a 401(k) savings and investment plan (the "401(k) Plan"), established on January 1, 1990, which allows all non-union employees to defer up to 15% of their salary, up to a maximum of $9,500 per annum, with the Company matching 25% of employees' contributions not exceeding 5% of their salary. The 401(k) Plan was amended, effective January 1, 1991, to increase the Company's matching contribution from 25% to 50% of the first 5% of employees' contribution and, effective July 1, 1991, to increase the Company's matching contribution to 50% of each employee's contribution not exceeding 6% of an employee's salary. The Company's contribution charged to operations for the years ended June 30, 1997, 1996, and 1995 was $241,000, $230,000 and $224,000, respectively.

14.      INCOME TAXES

Deferred income tax assets and liabilities, both current and non-current, reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities consisted of the following as of:


                                                                           June 30,   June 30,
                                                                              1997       1996
                                                                           $   000    $   000
                                                                           -------    -------
  Current
  Current Deferred Tax Asset:
    Reserve for doubtful accounts and sales allowances                       2,886        989
    Reserve for inventory obsolescence                                         561        298
    Sundry accruals                                                            816        542
    Federal operating loss carryforwards                                       488      1,197
    Federal tax credit carryforwards                                                      707
    State operating loss carryforwards                                                    168
                                                                           -------    -------
                                                                             4,751      3,901
                                                                           -------    -------
  Current Deferred Tax Liability:
    Stock grant amortization                                                              336
    Receivables                                                                           216
    Prepaids                                                                   324         68
    Property, plant and equipment                                                          56
                                                                           -------    -------
                                                                               324        676
                                                                           -------    -------
  Net Current Deferred Tax Asset                                             4,427      3,225
                                                                           =======    =======
  Non-Current
  Non-Current Deferred Tax Asset:
    Stock grant amortization                                                              359
    Federal operating loss carryforwards                                     3,929      4,677
    State operating loss carryforwards                                         790         63
                                                                           -------    -------
                                                                             4,719      5,099
    Valuation allowance                                                     (1,795)      (740)
                                                                           -------    -------
                                                                             2,924      4,359
                                                                           -------    -------
  Non-Current Deferred Tax Liability:
    Receivables                                                                           217
    Property, plant and equipment                                            4,929      2,919
    License amortization                                                       380        385
                                                                           -------    -------
                                                                             5,309      3,521
                                                                           -------    -------
 Net Non-Current Deferred Tax Asset (Liability)                             (2,385)       838
                                                                           =======    =======


Income tax expense (benefit) does not include the benefit of recognizing available loss

FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carryforwards to the extent they have already been recognized as a deferred tax asset. Instead, there will be a reduction in the deferred tax asset when such benefits are utilized to reduce taxes payable.

The income tax expense (benefit) was comprised of the following:

                                                    Year Ended June 30,
                                          --------------------------------------
                                             1997           1996           1995
                                          $   000        $   000        $   000
                                          -------        -------        --------
Current
  Federal                                     429         (1,340)        (1,026)
  State                                       199                          (120)
                                          -------        -------        --------
                                              628         (1,340)        (1,146)
Deferred
  Federal                                   2,015            716             61
  State                                         6            (77)            11
                                          -------        -------        --------
Total Expense (Benefit)                     2,649           (701)        (1,074)
                                          -------        -------        --------

The Company has net operating losses available as carryforwards to reduce future federal income taxes. State tax losses are also available as carryforwards. At June 30, 1997, for federal tax purposes, the net operating loss carryforwards amounted to $12,991,000; they expire through year 2003. The future utilization of the net operating loss carryforwards by the Company is subject to limitations under various provisions of the Internal Revenue Code.

The benefit of net operating losses generated by each of FPC, FPR and FMDC prior to its acquisition by the Company cannot be realized until it generates taxable income to utilize such benefit. As of June 30, 1997, certain of these net operating losses had been utilized, with a corresponding decrease of the previously recorded valuation. A full valuation allowance has been provided for the remaining net operating loss carryforwards of FPR and FMDC.

FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory federal rate to the effective tax rate is as follows:

                                                          Year Ended June 30,
                                                   -----------------------------
                                                     1997        1996     1995
                                                    -----       -----    -----
  Statutory federal rate                              34%        (34%)     (34%)
  State taxes net of federal benefit                   2%         (4%)      (4%)
  Loss of benefit of utilizing pre-acquisition
    net operating loss carryforwards                              20%
  Non-deductible acquisition expenses                              6%
  Other                                               (1%)                  (2%)
                                                    -----       -----    -----
    Effective Tax Rate                                35%        (12%)     (40%)
                                                    -----       -----    -----

15.      SEGMENT INFORMATION

The Company operates in one business segment, the pharmaceutical industry. The Company is primarily engaged in the development, manufacture and sale of human generic drug products and medical devices.

For the year ended June 30, 1997, one customer accounted for approximately 16% of sales. Sales to the customer were $17.3 million. For the year ended June 30, 1996, three customers each accounted for approximately 11%, 10%, and 10% of sales. Sales to the three customers were $8.7 million, $7.4 million and $7.4 million, respectively. For the year ended June 30, 1995, three customers each accounted for approximately 12%, 11% and 10% of sales. Sales to the three customers were $7.8 million, $6.9 million and $6.3 million, respectively. For the years ended June 30, 1997, 1996 and 1995, the top 10 customers of the Company accounted for 70%, 69% and 64% of sales, respectively.

16.      SUBSEQUENT EVENTS

On June 3, 1997, the Company received a merger proposal (the "Proposal") from Faulding. In the Proposal, Faulding offered to acquire all of the outstanding shares of Common Stock of the Company not currently owned by Holdings at a price of $12.00 per share in cash. The transaction contemplated by the Proposal would be structured as a merger pursuant to which a newly organized United States subsidiary of Holdings would be merged into the Company as a result of which Holdings would acquire all of the issued and outstanding shares of Common Stock that are not currently owned by it.

The Board of Directors of the Company held a meeting on June 3, 1997 and appointed a Special Committee of the Board, consisting of Bruce C. Tully and Joseph C. Minio, who are outside, independent directors of the Company, to consider whether the proposal is

FAULDING INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fair to and in the best interest of the Company and its stockholders, and to recommend whether the Board of Directors should accept the Proposal. The Special Committee has hired the law firm of White & Case to act as its independent legal counsel and Oppenheimer & Co. Inc. to act as its independent financial advisor to assist it in its evaluation of the Proposal.

Following public announcement of the Proposal, four lawsuits, all brought as purported class actions, were filed in the Delaware Chancery Court, naming the Company, the members of the Board of Directors of the Company, Faulding and Holdings as defendants. See Note 12 of Notes to Consolidated Financial Statements.

The Company has been informed that the lawsuits may be consolidated and that the plaintiffs have agreed to postpone further action pending the consideration of the Proposal by the Special Committee.

The Board of Directors of the Company held a meeting on June 3, 1997 and appointed a Special Committee of the Board, consisting of Bruce C. Tully and Joseph C. Minio, who are outside, independent directors of the Company, to consider whether the proposal is fair to and in the best interest of the Company and its stockholders, and to recommend whether the Board of Directors should accept the Proposal. The Special Committee, assisted by independent legal counsel and independent financial advisors, is currently evaluating the Proposal.

FAULDING INC.
--------------------------------------------------------------------------------



SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS



                                               Balance at      Charged to                             Balance
                                                Beginning       Costs and                              at End
                                                  of Year        Expenses        Deductions           of Year
                                                     $OOO            $OOO              $OOO              $OOO
--------------------------------------------------------------------------------------------------------------
For the Year Ended June 30, 1997:
Allowances for sales returns,
  allowances and discounts                         3,135           40,063            35,879            7,319
Allowance for doubtful
  accounts                                           220              (20)                               200
--------------------------------------------------------------------------------------------------------------
  Tota1                                            3,355           40,043            35,879            7,519
==============================================================================================================
For the Year Ended June 30, 1996:
Allowances for sales returns,
  allowances and discounts                         2,497           17,324            16,686            3,135
Allowance for doubtful
  accounts                                           119              101                                220
--------------------------------------------------------------------------------------------------------------
  Total                                            2,616           17,425            16,686            3,355
==============================================================================================================
For the year Ended June 30, 1995:
Allowances for sales returns,
  allowances and discounts                         1,365           12,874            11,742            2,497
Allowance for doubtful
  accounts                                           187              (68)                               119
--------------------------------------------------------------------------------------------------------------
  Total                                            1,552           12,806            11,742            2,616
==============================================================================================================


FAULDING INC.
--------------------------------------------------------------------------------



ITEM 9.           DISAGREEMENTS ON ACCOUNT AND FINANCIAL DISCLOSURE

                  None.

PART III

ITEM 10.          DIRECTORS, OFFICERS AND SIGNIFICANT EMPLOYEES

DIRECTORS

The directors of the Company are as follows:



                                                                        Common Stock
                                                                        Beneficially Owned
  Name                     Company Office(s)           Since     Age    As Of Aug 1, 1997

  Edward D. Tweddell(1)    Director/Chairman           1990       56      -0-
  Richard F. Moldin(2)     Director, Chief Executive   1995       49      82,500
                           Officer, President, Chief
                           Operating Officer
  William R. Griffith      Director                    1997       49      -0-
  Alan G. McGregor(1)      Director                    1988       61      -0-
  Joseph C. Minio(3)       Director                    1997       53      -0-
  Bruce C. Tully           Director                    1989       48      -0-


(1) Dr. Tweddell and Mr. McGregor are directors of Faulding, the parent of Holdings, the principal stockholder of the Company. See "Item 11 - Executive Compensation, Compensation Committee Interlocks and Insider Participation" and "Item 12 - Security Ownership of Certain Beneficial Owners and Management - Principal Stockholders of the Company."

(2) Includes 72,500 shares issuable upon the exercise of stock option awards presently exercisable that have been made to Mr. Moldin under the Company's 1994 Stock Option Plan. Excludes 127,500 shares issuable upon the exercise of such awards that are not presently exercisable.

(3) Mr. Minio was appointed to the Board on January 3, 1997 to replace Mr. David Beretta, who died in September 1996.

EDWARD D. TWEDDELL, M.D., was elected a director in 1990 and was subsequently elected Chairman of the Board. He joined Faulding as Managing Director of its Faulding Pharmaceuticals Division in September 1988. He was elected to the Board of Directors of Faulding in March 1989 and served as Executive Director of the Faulding Pharma Group from 1990 to November 1993 when he was appointed Group Managing Director and Chief Executive Office of Faulding. From July 1987, until joining Faulding, he held the position of Chairman and Chief Executive Officer of Pharmol Pacific Ltd.,

FAULDING INC.
--------------------------------------------------------------------------------


an Australian biotechnology company. Prior thereto and from April 1986, he was President and Chief Executive Office of Homecare Japan, LTD. Dr. Tweddell, who holds a Bachelor of Science degree in addition to an honors degree in Medicine, spent his early career in medical practice and, in 1976, joined the multinational pharmaceutical company, Pfizer International Inc., where he held a number of senior management positions.

RICHARD F. MOLDIN was appointed President and Chief Executive Officer of the Company and President of Purepac on July 17, 1995 and was appointed to serve as a director and Chief Operating Officer of the Company on July 24, 1995. Prior to joining the Company and from October 1994, he served as Managing Director, Australia & New Zealand for Wellcome Australia Limited. From May 1993 until his appointment as Managing Director, he as Divisional Manager, Primary Manufacturing, for Wellcome Foundation Limitation, U.K. Prior thereto and from September 1979, he served in various executive positions at Burroughs Wellcome Co., U.S.A., including from October 1991 to February 1993 as Vice President, Logistics & Primary Manufacturing.

WILLIAM R. GRIFFITH was elected a Director of the Company in February 1997. He served as Secretary of the Company from October 1993 to February 12, 1997. Mr. Griffith is a member of Parker Duryee Rosoff & Haft and has been a practicing attorney for more than 10 years. Parker Duryee Rosoff & Haft serves as primary U.S. counsel to Faulding, and has also served as counsel to the Company.

ALAN G. MCGREGOR, a director of the Company since June 1988, is Chairman of Faulding. Mr. McGregor is also Chairman and a director of James Hardie Industries Ltd. and Burns Philp & Co. Limited and a director of other companies. He has also served as a partner in two major Adelaide, South Australia law firms and was a Crown Prosecutor with the South Australian Crown Solicitor's Office.

JOSEPH C. MINIO has been a Director of the Company since his appointment on January 3, 1997. He has been President and Chief Executive Officer and a Director of Belle Haven Management, Ltd. in Greenwich, Connecticut since 1986. Belle Haven is engaged in the business of acquiring controlling positions in, and assuming management control over, small and medium-sized performance companies. He also served as President and Chief Executive Officer and a Director of Interstate Distribution, Inc., a wholesale distributior of health and beauty aids, fragrances and pharmaceuticals from 1990 to 1991. In addition, he served as President and Chief Executive Officer and a Director of Intelligent Business Communications Corporation ("IBC") from 1986 to 1989. IBC was engaged in the design, development, manufacture and marketing of advanced satellite data control equipment, as well as vertical circuit switches and T-1 multiplexers for both data and voice communications. From 1981 until 1986, Mr. Minio was President and Chief Executive Officer and a Director of Publicker Industries, Inc. of Greenwich, Connecticut, which was a manufacturer of

FAULDING INC.
--------------------------------------------------------------------------------


alcohol and related products. Since 1983, he has served as a Director of Alba-Waldensian, Inc. and since 1993 he has served as a Director of Wellco Enterprises, Inc.

BRUCE C. TULLY, a director of the Company since April 1989, has been a Managing Director of BT Securities Corporation, a subsidiary of Bankers Trust New York Corporation in New York, New York, since September 1989. Prior thereto and from October 1986, he was Managing Director of Bankers Trust Company and, for four years prior thereto, was a Vice President thereof.

EXECUTIVE OFFICERS

Set forth below is certain information with respect to the Company's executive officers who are not serving as directors.

PAUL ASTLEY, 50, was appointed Chief Financial Officer of the Company on March 25, 1997. Mr. Astley has had various positions with Faulding since commencing at Faulding in 1973. From June 1984 to February 1988, he was the Chief Accountant for Faulding. From February 1988 to November 1993, he was Manager for Accounting and Information Services at Faulding Corporation Head Office, and from November 1993 until joining the Company in March 1997, he was General Manager, Group Accounting at Faulding Corporate Head Office.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended June 30, 1997, 1996 and 1995 by each of its executive officers who served as an executive officer during fiscal 1997 and whose compensation exceeded $100,000 during its year ended June 30, 1997:

FAULDING INC.
--------------------------------------------------------------------------------


                           SUMMARY COMPENSATION TABLE


                                                                Annual Compensation
--------------------------------------------------------------------------------------------------------
                                                                                           Other Annual
                                              Fiscal        Salary         Bonus           Compensation
       Name and Principal Position             Year          $000          $000                $000
--------------------------------------------------------------------------------------------------------
Richard F. Moldin
  Chief Executive Officer,                     1997           318           175                (1)
  President and Chief                          1996           285           105
  Operating Officer                            1995

Lee Craker(2)                                  1997           131                              (1)
  Chief Financial Officer and                  1996           158           38
  Treasurer                                    1995


(1) Such amounts for each of the named executive officers listed in the Summary Compensation Table are less than 10% of the total annual salary and bonus reported for each such executive officer.

(2) Lee Craker resigned his position as of March 25, 1997. Paul Astley was appointed to succeed Mr. Craker on March 25, 1997.

STOCK OPTIONS AND BONUS PLANS

1994 STOCK OPTION PLAN

The Company's 1994 Stock Option Plan was adopted by the Board of Directors on August 16, 1994 and by a majority in interest of the stockholders of the Company on October 18, 1994. The 1994 Stock Option Plan provides for the granting of up to 1,000,000 options which are intended to qualify either as Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 or Nonstatutory Stock Options. The total number of shares of Common Stock reserved for issuance under the 1994 Stock Option Plan is 1,000,000. Options to purchase shares of Common Stock may be granted under the 1994 Stock Option Plan to persons who, in the case of Incentive Stock Options, are key employees of the Company, or, in the case of Nonstatutory Stock Options, are key employees (including officers) or non-employee directors of the Company, with the exception that Nonstatutory Stock Options may not be granted to a holder of more than 10% of the total voting power of the Company.

In February 1997, the 1994 Stock Option Plan was amended to provide that in the event that Faulding ceases to beneficially own, or exercise voting or dispositive control over, at least 50% of the outstanding Common Stock of the Company on a fully diluted basis, then all Options then outstanding under the 1994 Stock Option Plan would become immediately exercisable in full.

FAULDING INC.
--------------------------------------------------------------------------------

The 1994 Stock Option Plan is administered by a committee appointed by the Board of Directors, which has discretionary authority, subject to certain restrictions, to determine the number of shares issued pursuant to Incentive Stock Options and Nonstatutory Stock Options and the individuals to whom, the time at which, and the exercise price for which options will be granted.

The exercise price of all Incentive Stock Options must be at least equal to the fair market value of such shares on the date of grant. The exercise price of all Nonstatutory Stock Options granted under the 1994 Stock Option Plan is determined by the Board of Directors of the Company at the time of grant. No option granted is exercisable after the expiration of 10 years from the date of grant. The aggregate fair market value (determined at the date of the option grant) of shares of Common Stock with respect to which Incentive Stock Options are exercisable for the first time by the holder of the options during any calendar year shall not exceed $100,000.

No grants of Incentive Stock Options or Nonstatutory Stock Options were made to executive officers in fiscal 1997 under the 1994 Stock Option Plan.

The following table sets forth certain information with respect to Incentive Stock Options or Nonstatutory Stock Options granted to the officers, directors and employees of the Company and its subsidiaries under the 1994 Stock Option Plan during the fiscal year ended June 30, 1997. The dollar value set forth below reflects the difference between the aggregate exercise price of the options and the estimated value of the Common Stock at June 30, 1997.

                     OPTION VALUES YEAR ENDED JUNE 30, 1997


                                   Number of Unexercised               Value of Unexercised
  Name                            Options at June 30, 1997          Options at June 30, 1997
-----------------------------------------------------------------------------------------------
                                                                   Exercisable   Unexercisable
                                 Exercisable   Unexercisable           $000           $000
                                ------------  --------------       ------------  -------------
 Richard F. Moldin                 42,500        157,500                140            483
   Chief Executive Officer,
   President and Chief Operating
   Officer
 All Non-Executive Employees       50,000        650,000                484          3,313
   as a Group


1997 STOCK OPTION PLAN

On February 12, 1997, the stockholders approved the 1997 Stock Option Plan which provides for issuance of up to 1,000,000 options to acquire shares of the Common Stock.

FAULDING INC.
--------------------------------------------------------------------------------

The provisions of the 1997 Stock Option Plan are identical to those of the 1994 Stock Option Plan, as amended in February 1997, and as described above. As of June 30, 1997, no options were issued under the 1997 Stock Option Plan.

1991 RESTRICTED STOCK INCENTIVE PLAN

The Company's 1991 Restricted Stock Incentive Plan was adopted by the Board of Directors on November 25, 1991 and ratified by a majority in interest of the stockholders of the Company on October 21, 1992. The stated intent of the 1991 Restricted Stock Option Plan is to induce persons of outstanding ability and potential to join and remain with the Company and to enable key employees, who make substantial contribution to the Company, to acquire proprietary equity interests in the Company.

The Board of Directors chooses the Committee, whose members are ineligible to receive stock awards under the 1991 Restricted Stock Incentive Plan, to administer the Plan. The Committee determines the employees to whom awards of Common Stock will be granted and the amount, size and terms of each such award.

A total of 465,000 shares of Common Stock of the Company were reserved for issuance under the 1991 Restricted Stock Incentive Plan. Grants of 275,000 and 50,000 shares of Common Stock were awarded under the plan in November 1991 and March 1993, respectively, at the respective values of $8.125 and $13.8125, being the respective market value thereof on the date of the grant. During the year ended June 30, 1994, due to two resignations, grants totaling 27,500 shares of Common Stock were terminated, and 82,250 shares of Common Stock were issued under the plan. During the year ended June 30, 1995, due to two resignations, grants totaling 10,500 shares of Common Stock were terminated, and 71,125 shares of Common Stock were issued under the plan. During the year ended June 30, 1996, due to eight terminations, grants totaling 47,000 shares of Common Stock were terminated, and 44,625 shares of Common Stock were issued under the plan. During the year ended June 30, 1997, grants totaling 2,500 shares of Common Stock were terminated, and 10,000 shares of Common Stock were issued under the plan.

PENSION PLAN

The Company maintains a defined benefit pension plan, fully paid for by the Company, for the benefit of eligible employees (the "Pension Plan"). All non-union employees become eligible for participation in the Pension Plan on January 1 or July 1, as applicable, following completion of one year of service. As of June 30, 1997, 173 persons were participants in the Pension Plan.

A participant in the Company's Pension Plan will receive retirement income based on 0.91% of his final average annual compensation, defined in the Pension Plan as including salary, bonuses, overtime and commissions, plus 0.52% of his final average annual compensation in excess of Social Security covered compensation, multiplied by years of

FAULDING INC.
--------------------------------------------------------------------------------

credited service up to 35 years. Years of service for benefit accrual purposes are only those after January 1, 1976. Final average compensation is defined in the Pension Plan as the average of a participant's total compensation received during the highest paid five consecutive plan years during the last 10 consecutive plan years immediately prior to retirement. A participant is 100% vested in his accrued pension benefit after five years of service as defined in the plan. The vested benefit of many participants employed prior to October 31, 1989, are provided through both the Purepac Pension Plan and the Solvay Group Pension Plan, the predecessor Company's plan.

The following table indicates the estimated annual plan benefits payable under the Pension Plan upon retirement as of June 30, 1997 at age 65 after 15, 20, 25, 30 and 35 years of credited service to the Company:

                               PENSION PLAN TABLE

Average
Compensation                                 Annual Benefit Based on Years of Service
------------             --------------------------------------------------------------------------------
                          15                  20                 25                  30               35
                         $000                $000               $000                $000             $000
                         ----                ----               ----                ----             ----
$125,000 .......           25                  33                 41                  49               58
$150,000 .......           30                  40                 50                  60               70
$175,000 .......           30                  40                 50                  60               70
$200,000 .......           30                  40                 50                  60               70
$225,000 .......           30                  40                 50                  60               70
$250,000 .......           30                  40                 50                  60               70
$300,000 .......           30                  40                 50                  60               70
$350,000 .......           30                  40                 50                  60               70
$400,000 .......           30                  40                 50                  60               70
$450,000 .......           30                  40                 50                  60               70
$500,000 .......           30                  40                 50                  60               70


At June 30, 1997, Mr. Moldin had two credited years of service under the Pension Plan. Mr. Astley was not a participant in the Pension Plan.

FAULDING INC.
--------------------------------------------------------------------------------

SAVINGS PLAN

The Company has a 401(k) savings and investment plan (the "401(k) Plan"), implemented as of January 1, 1990, covering all non-union employees of the Company. Under the 401(k) Plan, employees may defer up to 15% of their salary, up to a maximum of $9,500 per annum. The Company makes a contribution equal to 50% of an employee's contribution, not exceeding 6% of the employee's salary. Matching contributions are vested at the rate of 20% per annum commencing upon one year's participation in the 401(k) Plan. All vested amounts in a participant's account, including earnings, may be distributed only following hardship, retirement, death, permanent or total disability or termination of employment.

For the three year period ended June 30, 1997, the Company had contributed an aggregate of $689,000 to the 401(k) Plan (net of forfeitures of non-vested amounts), for the respective accounts of 201 participants. Of such $689,000, an aggregate of $0 has been credited to the accounts of all current executive officers as a group, (being $0 for the respective accounts of each of Mr. Moldin and Mr. Astley).

FAULDING INC.
--------------------------------------------------------------------------------




             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

GENERAL COMPENSATION POLICIES

The Company's Compensation Committee (the "Committee") is responsible for establishing, approving and administering the policies which govern annual executive salary levels, increases/adjustments, incentive payments, the award of stock grants under the Company's 1991 Restricted Stock Incentive Plan and the award of stock options under the Company's 1994 Stock Option Plan and 1997 Stock Option Plan. During the year beginning July 1, 1996 until the death of David Beretta on September 16, 1996, the Committee was composed of three members, all of whom were non-employee directors. Thereafter, Alan G. McGregor and Edward D. Tweddell, the two remaining members continued to serve until February 12, 1997. On that date, the three current members of the Compensation Committee were appointed, all of whom are non-employee directors and have served continuously since that date. See "Compensation Committee Interlocks and Insider Participation".

In setting salary levels, providing incentives and granting stock option incentives, the objectives of the Committee are to encourage profitable growth of the Company in a mutuality of interest between the Company's executives and stockholders and to balance competitive pay with the Company's overall performance. Specifically, the Committee attempts to provide levels of compensation to the President/CEO and the Company's other executive officers which reflect the contribution of such executives to the Company's growth in sales, earnings and market share, the development of stockholder value as reflected in the increase in the Company's stock price and the implementation of corporate strategies consistent with the growth of the Company.

Growth in earnings is a significant factor in determining compensation. In addition, contribution to the development of new product opportunities, the progress of bioavailability and other studies and of development activities required to bring products to market and the successful marketing of the Company's primary products are evaluated in setting compensation policy. As well, to assure the Company's ability to attract, motivate and retain talented executives, the Committee attempts to keep the Company's levels of executive compensation competitive with that of other healthcare companies of comparable size and performance.

PRESIDENT/CEO AND EXECUTIVE OFFICERS COMPENSATION

The Company's executive compensation program consists of three key components: base salary, a cash incentive scheme and long term incentives through the award of stock options. The incentive payments have two performance components: (a) a financial budget achievement target based on net profit before taxes and (b) achievement of

FAULDING INC.
--------------------------------------------------------------------------------

specific job-related objectives. The underlying principle for the design and implementation of the Company's incentive scheme is based on the concept that the Company commit in advance to predetermined annual levels of performance. Actual results achieved are measured against that commitment.

The Company's long term incentives are currently in the form of stock option grants. The object of this program has been to advance the longer term interest of the Company and its stockholders. Equity compensation is an important element of the performance-based compensation of the executive officers and helps to ensure that management's interests remain closely aligned with those of the Company's stockholders. The Committee is of the view that stock option grants provide the Company's key employees an opportunity for increased equity ownership and help to create an incentive to remain with the Company for the long term, since the grants vest over a four to six year period.

The base salary of Richard F. Moldin the President and Chief Executive Officer as of July 1, 1996 was $300,000. He received a cash incentive award of $105,000 in September, 1996 and in October, 1996 his base salary was increased to $318,000. His additional compensation reflected the Committee's assessment of Mr. Moldin's leadership in strengthening the position of the Company, his efforts in broadening the Company's base of operations to include the generic injectable business and his leadership contribution in implementing the Company's programs during the fiscal year ended June 30, 1996.

$1 MILLION LIMIT ON TAX DEDUCTIBLE COMPENSATION

As part of the Omnibus Budget Reconciliation Act passed by Congress in 1993, a new limit has been created for the deductibility of compensation paid to certain officers. These officers are the Chief Executive Officer and the next four most highly compensated officers in office at the end of the year. Compensation paid to these officers in excess of $1 million, that is not performance-based, cannot be claimed by the Company as a tax deduction.

It is the Committee's intention to continue to utilize performance-based compensation. Accordingly, these regulations should not impact the compensation paid by the Company to its officers.

                     Bruce C. Tully)                   Members of the
                    Joseph C. Minio)                   Compensation Committee
                 Edward D. Tweddell)                   July 30, 1997

FAULDING INC.
--------------------------------------------------------------------------------




COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Dr. Tweddell is Group Managing Director and Chief Executive Officer and a Director of Faulding. He is also a Director of Holdings, which beneficially owns approximately 73% of the Common Stock. Alan McGregor is Chairman of the Board and a Director of Faulding. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management - Principal Stockholders of the Company" and
Item 13 - "Certain Relationships and Related Transactions."

FAULDING INC.
--------------------------------------------------------------------------------



Set forth below is a line graph comparing the cumulative stockholder return on the Common Stock against the cumulative total return of the Nasdaq United States Index and the Nasdaq Pharmaceutical Index for the Company's fiscal years ended June 30, 1997, June 30, 1996, June 30, 1995, June 30, 1994 and June 30, 1993,
respectively.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
                              AMONG FAULDING INC.
       THE NASDAQ UNITED STATES INDEX AND THE NASDAQ PHARMACEUTICAL INDEX




                              6-92          6-93           6-94          6-95        6-96         6-97
                              ----          ----           ----          ----        ----         ----
Faulding Inc.                  100            68             59            73          32           90
Nasdaq United States           100           126            127           169         218          265
Nasdaq Pharmaceutical          100            87             73            97         142          145


FAULDING INC.
--------------------------------------------------------------------------------


*100 Invested on 6/30/92 in Stock or Index

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                      PRINCIPAL STOCKHOLDERS OF THE COMPANY

The following table sets forth certain information regarding shares of the Company's outstanding Common Stock beneficially owned on August 8, 1997 by (i) each person who is known by the Company to beneficially own or exercise voting or dispositive control over more than 5% of the Common Stock, (ii) each of the Company's Directors, (iii) each named executive officer, and (iv) all executive officers and Directors of the Company as a group:


                                                           Number of Shares
                                                           of Common Stock                           Percentage
NAME OF  BENEFICIAL OWNER                                  Beneficially Owned                        of Class
-------------------------                                  ------------------                        -----------
Faulding Holdings Inc.                                      15,848,770(1)                             73.1%(1)
529 Fifth Avenue, 8th Floor
New York, NY 10017
Edward D. Tweddell                                          -0-(2)                                       *
Alan G. McGregor                                            -0-(2)                                       *
Joseph C. Minio                                             -0-                                          *
Bruce C. Tully                                              -0-                                          *
Richard F. Moldin                                           82,500(3)                                    *
William R. Griffith                                         -0-                                          *
All executive officers and directors as
a Group (7 persons)                                         82,500(2)(3)                                 *


(1) Includes 1,564,950 shares issuable under conversion of 150,000 share of the Company's Class B Preferred Stock.

(2) Mr. McGregor is Chairman and a director, and Dr. Tweddell is Group Managing Director, Chief Executive Officer and a director, respectively, of Faulding, the sole stockholder of Holdings. Dr. Tweddell is also a director of Holdings. Each of Dr. Tweddell and Mr. McGregor, however, disclaims any beneficial interest in or voting or dispositive control over the shares of the Common Stock owned by Holdings.

(3) Includes 72,500 shares issuable upon the exercise of stock option awards presently exercisable, that have been made to Mr. Moldin under the 1994 Stock Option Plan. Excludes 127,500 shares issuable upon the exercise of such awards that are not presently exercisable.

*       Equals a percentage less than 1% of the outstanding shares of the Common
        Stock.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



FAULDING INC.
--------------------------------------------------------------------------------


                           RELATED-PARTY TRANSACTIONS

During the years ended June 30, 1997, 1996 and 1995, the Company paid Faulding $7,010,000, $4,057,000 and $2,289,000, respectively, for materials and finished goods purchases (pursuant to agreements to market injectable and oral products, both described herein), $0, $287,000 and $918,000, respectively, for research and development services, and $0, $603,000 and $326,000, respectively, for interest expense on loan advances associated with the Acquired Companies prior to the acquisition of such companies by the Company. In addition, during the years ended June 30, 1997, 1996 and 1995, the Company paid FSI, a wholly-owned subsidiary of Holdings, $0, $296,000 and $266,000, respectively, for business development services (pursuant to an agreement with FSI which terminated on December 31, 1995 and described herein).

During the years ended June 30, 1997, 1996 and 1995, the Company was reimbursed $0, $466,000 and $1,919,000, respectively, by Faulding for materials and services related to research and development projects.

Additionally, during the year ended June 30, 1997 and 1996, the Company recorded revenues of $1,354,000 and $1,018,000, respectively, for contract manufacturing of KADIAN'r' (pursuant to an agreement with FSI, described herein).

Included in other assets at June 30, 1997 and 1996 is $2,903,000 paid by the Company to Faulding in June 1992 to acquire proprietary technology, including scientific information and expertise, processes and procedures, relating to the manufacture and sale of the generic version of a modified-release pharmaceutical product. The acquired technology is restricted to use, on an exclusive basis, in the United States and its territories. Amortization of this technology commenced in the 1997 fiscal year. Pursuant to the terms of the agreement between the Company and Faulding dated December 5, 1992 in which Faulding transferred this technology to PPC, Faulding is indemnifying the Company in relation to the Company's costs of defending the action entitled Hoechst Marion Roussel, Inc. and Carderm Capital L.P. v. Faulding Inc. and Purepac Pharmaceutical Co. See
Note 12 of Notes to Consolidated Financial Statements.

Amounts due from (due to) affiliated companies are payable on demand and were as follows for the 1996 and 1997 fiscal years:

FAULDING INC.
--------------------------------------------------------------------------------

                                        June 30,              June 30,
                                           1997                  1996
                                           $000                  $000
                                       --------              --------
          Faulding                       (3,886)               (1,881)
          FSI                                27                 1,034
                                       --------              --------
                                         (3,859)                 (847)
                                       --------              --------


The Company entered into an agreement with Faulding as of December 5, 1992, pursuant to which PPC agreed to provide services to Faulding for the tableting of pellets and micropellets on a time and materials basis. During the year ended June 30, 1997, no such services were provided by PPC to Faulding.

In addition, the Company and Faulding entered into a three-year agreement, also dated as of December 5, 1992, which is automatically renewable for successive two-year periods, pursuant to which Faulding granted PPC a non-exclusive license to import, distribute and market an erythromycin oral product in the United States.

On January 1, 1993, the Company and FSI entered into a consulting agreement, which terminated on December 31, 1995, pursuant to which PPC retained FSI to serve as a business development consultant and advisor on a non-exclusive basis.

On August 1, 1993, the Company entered into a 10-year agreement with FSI, pursuant to which PPC would manufacture KADIAN'r' utilizing Faulding technology, processes and manufacturing methods licensed to FSI. FSI, at its sole cost, has sought all necessary approvals and/or registrations from the appropriate regulatory authority to enable the sale of the product, which was approved by the FDA on July 3, 1996. The parties amended this agreement in December 1994 to resolve certain inconsistencies between this agreement and an agreement between FSI and an unrelated third party, to distribute the product manufactured by PPC. On June 27, 1995, the Company and FSI entered into a Services Agreement pursuant to which PPC would provide certain services on FSI's behalf that FSI had agreed to provide under the agreement with the third party. Pursuant to the terms of the manufacturing agreement between PPC and Faulding relating to Kadian'r', Faulding is indemnifying the Company in relation to the costs of defense of the action entitled Purdue Pharma L.P. and The Purdue Frederick Company vs. Faulding Services Inc., Faulding Inc., Purepac Pharmaceutical Co. and Zeneca Inc. See
Note 12 of Notes to Consolidated Financial Statements.

On March 15, 1995, the Company and Faulding entered into a three-year license agreement pursuant to which Faulding granted PPC the non-exclusive right to import and distribute doxycycline, a delayed-release product, in the United States in exchange for certain payments to Faulding for its supply of the product to PPC.

FAULDING INC.
--------------------------------------------------------------------------------

The Company and Faulding entered into two agreements as of June 26, 1995 in relation to two products that had been under ongoing development review for several years. One is a licensing agreement pursuant to which Faulding granted to PPC an exclusive ten-year license to utilize certain technology to complete the development of a modified-release product and to manufacture and sell the product in the United States. In relation to the development of the product, the Company paid to Faulding most of the technology licensing fees in the year ended June 30, 1994 with the balance paid during the year ended June 30, 1996. All such payments were expensed as research and development costs. In addition, the Company is obligated under the agreement to pay royalties related to net sales of the product. As of June 30, 1997, development activity under this agreement has been discontinued due to changes in market conditions and the viability of the product involved.

The second agreement entered as of June 26, 1995 is a 10-year Co-development, Supply and Licensing Agreement pursuant to which Faulding is to develop and deliver a component pellet of a modified-release product for PPC's use in developing, manufacturing and distributing the product in the United States. Faulding is to supply the Company with pellets at prices set forth in the agreement. If the parties later concur that the Company should manufacture the pellets, Faulding will grant the Company an exclusive license to the pellet technology for the remainder of the term of the agreement in consideration of a technology transfer fee of $250,000 and ongoing royalty payments.

As of June 30, 1997, development activity under this agreement has been discontinued due to changes in market conditions and the viability of the product involved.

On January 23, 1996, the Company and Faulding entered into a Supply Agreement for injectable products developed and manufactured by Faulding for sale by FPC in the United States. Supply of six anti-cancer products under this agreement commenced in fiscal 1996. Abbreviated New Drug Applications ("ANDAs") for additional products covered by this agreement have been filed with the FDA. Additional products are under development by Faulding.

On January 23, 1996, the Company and Faulding entered into a Licensing and Supply Agreement for the medical device products developed by FMDC. Initial sales were reported in the 1997 fiscal year and products utilizing these technologies have received regulatory approval in some other markets.

On February 29, 1996, the Company acquired all of the outstanding capital stock of each of FMDC, FPR, and FPC from Holdings in exchange for 2,438,712 shares of the Common Stock. As part of the acquisition, the Company created the Class B Preferred Stock consisting of 150,000 authorized shares, all of which were issued to Holdings for a cash purchase price of $100.00 per share, resulting in net proceeds to the Company of $15 million.

FAULDING INC.
--------------------------------------------------------------------------------

On June 3, 1997, the Company received a merger proposal (the "Proposal") from Faulding. In the Proposal, Faulding offered to acquire all of the outstanding shares of Common Stock of the Company not currently owned by Holdings at a price of $12.00 per share in cash. The acquisition contemplated by the Proposal would be structured as a merger pursuant to which a newly organized United States subsidiary of Holdings would be merged into the Company as a result of which Holdings would acquire all of the issued and outstanding shares of Common Stock that are not currently owned by it.

The Board of Directors of the Company held a meeting on June 3, 1997 and appointed a Special Committee of the Board, consisting of Bruce C. Tully and Joseph C. Minio, who are outside, independent directors of the Company, to consider whether the proposal is fair to and in the best interest of the Company and its stockholders, and to recommend whether the Board of Directors should accept the Proposal. The Special Committee, assisted by independent legal counsel and independent financial advisors, is currently evaluating the Proposal.

PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K

(A)      DOCUMENTS FILED AS A PART OF THIS REPORT

1.       FINANCIAL STATEMENTS

         Independent Auditors' Report - Deloitte & Touche LLP.

         Consolidated Balance Sheets - June 30, 1997 and 1996.

         Consolidated Statements of Operations - Year ended June 30, 1997, 1996 and 1995.

         Consolidated Statements of Stockholders' Equity - Year ended June 30, 1997, 1996 and 1995.

         Consolidated Statements of Cash Flows - Year ended June 30, 1997, 1996 and 1995.

         Notes to Consolidated Financial Statements.

2.       FINANCIAL STATEMENT SCHEDULE


FAULDING INC.
--------------------------------------------------------------------------------


         Schedule II: Valuation and Qualifying Accounts - Year ended June 30, 1997, 1996 and 1995.

All other schedules to the consolidated financial statements are omitted since the required information is either inapplicable or the information is presented in the financial statements or related notes.

3.       EXHIBITS

Exhibit          Number     Description of Document

 (3)             (i)        Certificate of Incorporation filed September 2,
                            1982(1).
                 (ii)       Certificate of Amendment to Certificate of
                            Incorporation filed June 30, 1983(1).
                 (iii)      Certificate of Amendment to Certificate of
                            Incorporation filed November 13, 1987(3).
                 (iv)       Certificate of Amendment to Certificate of
                            Incorporation filed February 29, 1996.
                 (v)        By-laws(1).
 (4)             (i)        Copy of Specimen Stock Certificate(1).
                 (iv)       Forms of Series A and Series B Warrants sold to
                            Allen & Company Incorporated(5).
                            Stock Purchase and Stockholder's Agreement dated
                            September 2, 1987, among the Company, Moleculon
                            Research Company, Arthur S. Obermayer and Faulding
                            Holdings Inc., formerly Faulding U.S.A. Inc.
                 (vii)      1991 Restricted Stock Option Incentive Plan(7).
                 (viii)     Agreement dated as of December 5, 1992, between FH
                            Faulding & Co. Limited and Purepac Pharmaceutical
                            Co.(8)
                 (ix)       Agreement dated December 5, 1992, between FH
                            Faulding & Co. Limited and Purepac Pharmaceutical
                            Co.(8)
                 (x)        Agreement dated as of December 5, 1992, between FH
                            Faulding & Co. Limited and Purepac Pharmaceutical
                            Co.(8)
                 (xi)       Consulting Agreement dated January 1, 1988, between
                            Purepac Pharmaceutical Co. And FSI, formerly
                            Faulding Inc.(8)
                 (xii)      Toll Manufacturing Agreement dated as of August 1,
                            1993 between FSI, formerly Faulding Inc. and Purepac
                            Pharmaceutical Co., as amended as of December 22, 1994(9).
                 (xiii)     Letter agreement dated as of June 29, 1994, between
                            Faulding Inc., formerly Purepac, Inc. and FH
                            Faulding & Co. Limited(10).
                 (xiv)      1994 Stock Option Plan(11).
                 (xv)       Agreement dated as of March 15, 1995 between FH
                            Faulding & Co. Limited and Purepac Pharmaceutical
                            Co.(13)

FAULDING INC.
--------------------------------------------------------------------------------

                 (xvi) License Agreement dated June 26, 1995 between FH Faulding & Co. Limited and Purepac Pharmaceutical Co.(13)
                 (xvii) Services Agreement dated as of June 26, 1995 between Faulding Pharmaceutical Co., formerly Faulding Hospital Products, Inc. and Purepac Pharmaceutical Co.(13)
                (xviii) Services Agreement dated as of June 26, 1995 between FSI, formerly Faulding Inc. and Purepac Pharmaceutical Co.(13)
                 (xix) Co-Development, Supply and Licensing Agreement dated as of June 26, 1995 between FH Faulding & Co.
                            Limited and Purepac Pharmaceutical Co.(13)
                  (xx)      Letter of Intent between FH Faulding & Co. Limited
                            and the Company dated August 9, 1995(12)
                 (xxi) Stock Purchase Agreement dated as of January 23, 1996 between Faulding Holdings Inc. and Purepac, Inc.(14)
                 (xxii) Preferred Stock Purchase Agreement dated as of January 23, 1996 between Faulding Holdings Inc. And Purepac, Inc.(14)
                (xxiii) Development and Distribution Agreement, dated as of January 23, 1996 between FH Faulding & Co. Limited and Faulding Pharmaceutical Co.(15)
                 (xxiv) Licensing and Supply Agreement dated as of January 23, 1996 between FH Faulding & Co. Limited and Faulding Medical Co.(15)
                 (xxv) License Agreement, dated as of February 29, 1996 between FH Faulding & Co. Limited and Purepac, Inc.
                            (15)
                 (xxvi)     [Agreement and Plan of Merger]

  (11)                      Computation of Earnings Per Share
  (11.1)                    Computation of Earnings Per Share Assuming Full
                            Dilution
  (21)                      Subsidiaries of Registrant
  (27)                      Financial Data Schedule

----------

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

FAULDING INC.
--------------------------------------------------------------------------------
(5) Previously filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended November 30, 1986 and incorporated herein by reference.
(6) Previously filed as Exhibit to Annual Report on Form 10-K for the transition period ended June 30, 1990 and filed with the Commission on or about September 26, 1990 and incorporated herein by reference.
(7) Previously filed as Exhibit to Registration Statement on Form S-8 filed with the Commission on or about August 18, 1993 and incorporated herein by reference.
(8) Previously filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.
(9) Previously filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference. Amendment dated as of December 22, 1994 filed herewith.
(10) Previously filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.
(11) Previously filed as an Exhibit to the Proxy Statement filed with the Commission on September 17, 1994 and incorporated herein by reference.
(12) Previously filed as an Exhibit to Current Report on Form 8-K filed with the Commission on August 17, 1995 and incorporated herein by reference.
(13) Previously filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.
(14) Previously filed as an Exhibit to the Proxy Statement filed with the Commission on January 30, 1996 and incorporated herein by reference.
(15) Previously filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

B.       REPORTS ON FORM 8-K

         Current Reports on Form 8-K filed with the Commission during July 1, 1996 through June 30, 1997:

                Report                   Items Reported     Financial Statements
                ------                   --------------     --------------------
1.       Filed June 20, 1997                 Item 5                  None

                                INDEX TO EXHIBITS

     (10)           (xxvi)      [Agreement and Plan of Merger]
     (11)                       Computation of Earnings Per Share
    (11.1)                      Computation of Earnings Per Share Assuming Full
                                Dilution
     (27)                       Financial Data Schedule

FAULDING INC.
--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FAULDING INC.

DATE:    August 29,  1997

                                          /s/ Edward D. Tweddell
                                          --------------------------------------
                                          Edward D. Tweddell,
                                          Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and the capacities and on the dates indicated.

DATE:    August 29, 1997

                                          /s/ Richard F. Moldin
                                          --------------------------------------
                                          Richard F. Moldin,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

DATE:    August 29, 1997

                                          /s/ Paul Astley
                                          --------------------------------------
                                          Paul Astley,
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

DATE:    August 29, 1997

                                          /s/ Alan G. McGregor
                                          --------------------------------------
                                          Alan G. McGregor,
                                          Director


                                          /s/ Bruce C. Tully
                                          --------------------------------------
DATE:    August 29, 1997                  Bruce C. Tully,
                                          Director

FAULDING INC.
--------------------------------------------------------------------------------



                                          /s/ Joseph C. Minio
                                          --------------------------------------
DATE:    August 29, 1997                  Joseph C. Minio,
                                          Director


                                          /s/ William R. Griffith
                                          --------------------------------------
DATE:    August 29, 1997                  William R. Griffith,
                                          Director


                      STATEMENT OF DIFFERENCES
                      ------------------------

The trademark symbol shall be expressed as ............... 'tm'
The registered trademark symbol shall be expressed as .... 'r'
The section symbol shall be expressed as ................. 'SS'