Form 10-Q
period 1997-09-30
FAULDING INC
filed 1997-11-06
CIK 729069

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549


(Mark One)

 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the period ended September 30, 1997

                                   OR

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

                    Yes [X]                     No


   As of October 30, 1997, there were 20,127,188 shares of the Registrant's Common Stock outstanding.

                                 Faulding Inc.


                                     INDEX


                                                          Page No.
PART I  -  FINANCIAL INFORMATION

     ITEM 1.  Consolidated Financial Statements:

       Consolidated Balance Sheets
          September 30, 1997 and June 30, 1997 . . . . . . . .3

       Consolidated Statements of Operations
          Three months ended September 30, 1997
          and 1996 . . . . . . . . . . . . . . . . . . . . . .4

       Consolidated Statements of Cash Flows
          Three months ended September 30, 1997
          and 1996 . . . . . . . . . . . . . . . . . . . . . .5

       Notes to Consolidated Financial Statements. . . . . . .6


ITEM 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations . . . . .9


PART II  -  OTHER INFORMATION

ITEMS 1 thru 6 . . . . . . . . . . . . . . . . . . . . . . . 11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . 14

Faulding, Inc.

CONSOLIDATED BALANCE SHEETS
                                          September 30,          June 30,
                                              1997                  1997
                                                 $000               $000

                                           (Unaudited)          (Audited)

Assets
Current assets:
Cash and cash equivalents                       3,323              3,846
Accounts Receivable                            32,264             29,187
Inventory (Note 4)                             34,572             31,951
Other current assets                            2,360              2,031
Deferred income taxes (Note 6)                  4,554              4,427
 Total current assets                          77,073             71,442
Non-current assets:
Property, plant and equipment, net             45,550             44,911
Other assets                                    3,305              3,410
           Total non-current assets            48,855             48,321
Total Assets                                  125,928            119,763
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                7,147              7,973
Due to affiliated companies                     2,587              3,859
Loan payable to bank                            7,000              4,000
Accrued expenses                               15,447             14,551
Accrued income taxes                            2,196                841
Accrued preferred dividents                       169                689
          Total current liabilities            34,546             31,913
Non-current liabiilities:
     Deferred income taxes (Note 6)             2,459              2,385
Stockholders' equity (Notes 2 and 5)
Class B convertible preferred stock;
  par value $0.01, authorized 150,000
  shares; issued and outstanding 150,000
  (liquidation value $15,169)                       2                  2

Common stock; par value $0.01, authorized
  35,000,000 shares; issued and outstanding
  20,127,188 and 20,102,188 at September
  30, 1997 and June 30, 1997, respectively        201                 201
Capital in excess of par value                 54,800              54,763
Retained earnings                              33,920              30,499
     Total stockholders' equity                88,923              85,465
Total Liabilities and Stockholders' Equity    125,928             119,763

The accompanying notes are an integral part of these consolidated financial statements.

Faulding, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                   Three Months Ended
                                                      September 30,
                                                   1997           1996
(Per share amounts in $)                           $000           $000

Net Sales                                        29,184         18,585

Cost of Sales                                    16,918         13,013
Gross profit                                     12,266          5,572
Expenses:
  Selling, general and administrative             3,721          3,031
  Research and development                        3,008          2,488
Total expenses                                    6,729          5,519
Income from operations                            5,537             53
Other income (expense), net                         (36)           (19)
Income before income taxes                        5,501             34
Income tax expense (Note 6)                       2,080
Net income                                        3,421             34
Preferred stock dividends                           169            689
Net Income (Loss), Applicable to Common Stock     3,252           (655)
Primary Earnings Per Common Share (Note 3)
     Net income (loss)                             0.16          (0.04)

Weighted average number of common shares
    outstanding                              20,118,302     15,064,560


Earnings Per Share Assuming Full Dilution (Note 3)

The accompanying notes are an integral part of these consolidated financial statements.

Faulding, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                      Three Months Ended
                                                         September 30,
                                                     1997             1996
                                                     $000             $000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          3,421               34
Adjustments to Reconcile Net Income to Net Cash
     Provided By (Used For) Operating Activities:
     Depreciation and amortization                  1,043              942
     Compensation expense - stock grants               80               82
     Deferred income tax, asset                       (53)              79
     Increase (Decrease) in Cash From:
     Accounts receivable                           (3,077)           2,184
     Inventory                                     (2,621)          (3,767)
     Other current assets                            (329)            (498)
     Other assets                                      29              (23)
     Accounts payable                                (826)             722
     Accrued expenses                                 896           (1,114)
     Accrued income taxes                           1,355              (79)
     Accrued preferred dividends                     (520)
           Due to/from affiliates                  (1,272)             282
          Total Adjustments                        (5,295)          (1,190)
Net Cash Provided By (Used For) Operating
     Activities                                    (1,874)          (1,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment         (1,606)          (1,628)
Net Cash Provided by (Used For) Investing
     Activities                                    (1,606)          (1,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from bank                                3,000            4,000
Preferred dividends paid                             (169)            (689)
Proceeds from issuance of common stock                126
Net Cash Provided By (Used For) Financing
     Activities                                     2,957            3,311
Increase (Decrease) In Cash and Cash Equivalents     (523)             527
Cash and cash equivalents, beginning of period      3,846            1,897
Cash and Cash Equivalents, end of period            3,323            2,424

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
     Interest                                          50               28
     Income taxes                                     780


The accompanying notes are an integral part of these consolidated financial statements.

                                Faulding Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Notes to the Financial Statements included in Faulding Inc.'s (the "Company") Form 10-K for the year ended June 30, 1997 contain information pertinent to the accompanying financial statements and should be read in conjunction with reading these financial statements. There has been no material change in the information contained in such footnotes except as set forth below. The Consolidated Balance Sheet at September 30, 1997, the Consolidated Statements of Operations for the three months ended September 30, 1997 and 1996 and the Consolidated Statements of Cash Flows for the three months ended September 30, 1997 and 1996 are unaudited.

In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of such financial results have been included.

1.   Organization, Business and Consolidation

   Faulding Inc., together with its consolidated subsidiaries, is primarily engaged in the development, manufacture and sale of human generic pharmaceutical products and medical devices. The operating subsidiaries of the Company are Purepac Pharmaceutical Co. ("PPC"), Faulding Pharmaceutical Co. ("FPC"), Faulding Puerto Rico, Inc. ("FPR") and Faulding Medical Device Co. ("FMDC").

   The financial statements reflect the accounts of the Company, including its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

2. A reconciliation of the change in total stockholders' equity is as follows:

                         Par Value of   Capital In                      Total
                          Common and    Excess of     Retained  Stockholders'
                       Preferred Stock  Par Value     Earnings        Equity
                             $000         $000          $000           $000
Balance, June 30, 1997        203       54,763         30,499         85,465
Exercise of stock options                  126                           126
Class B preferred stock dividend          (169)                         (169)
Stock grant amortization                    80                            80
Net income                                              3,421          3,421

Balance, September 30, 1997   203       54,800         33,920         88,923



3. Earnings Per Common Share

   Primary earnings per common share is calculated by dividing income after preferred dividends by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded as the effect is either not material or anti-dilutive. Earnings per share assuming full dilution is not presented as the effect is either not material or anti-dilutive.

4. Inventory

                                September 30,          June 30,
                                    1997                 1997
                                    $000                  $000
Raw Materials                     11,082                10,934
Work-in-process                    8,947                 7,649
Finished goods                    14,543                13,368
  Total                           34,572                31,951


5. Capital Stock

   During the quarter ended September 30, 1997 the Company issued 25,000 shares of common stock, par value $0.01 per share (the "Common Stock"), to employees upon exercise of incentive stock options. The proceeds from these transactions amounted to $126,000.

6. Accounting for Income Taxes

   Deferred income tax assets, both current and non-current, reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

   The income tax expense does not include the benefit of recognizing available loss carryforwards to the extent they have already been recognized as a deferred tax asset. Instead, there will be a reduction in the deferred tax asset as such benefits are utilized to reduce taxes payable.

   The income tax expense was comprised of the following:

                                           Three Months Ended
                                             September 30,
                                          1997           1996
                                          $000           $000
Current
  Federal                                1,685             11
  State                                    268              1
    Total                                1,953             12
Deferred
  Federal                                  123            (11)
  State                                      4             (1)
Total Expense                            2,080              0


     The Company has net operating losses available as carryforwards to reduce future federal income taxes. State tax losses are also available as carryforwards. At September 30, 1997, for federal tax purposes, the net operating loss carryforwards amounted to $12,991,000; they expire through year 2003. The future utilization of the net operating loss carryforwards by the Company is subject to limitation under various provisions of the Internal Revenue Code.

     The benefit of net operating losses generated by each of FPC, FPR and FMDC prior to its acquisition by the Company cannot be realized until it generates taxable income to utilize such benefit. As of September 30, 1997, certain of these net operating losses had been utilized, with a corresponding decrease of the previously recorded valuation. A full valuation allowance has been provided for the remaining net operating loss carryforwards of FPR and FMDC.

7.        New Accounting Pronouncements

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

Results Of Operations

Three Month Period Ended September 30, 1997 Compared with the Three Month Period Ended September 30, 1996

Net sales for the three month period September 30, 1997 were $29.2 million compared with $18.6 million for the corresponding 1996 period, an increase of $10.6 million or approximately 57%. During the current three month period, sales for the orals, injectables and medical devices operations were $25.6 million, $3.6 million and less than $0.1 million, respectively. During the corresponding 1996 period, such product sales were $16.2 million, $2.4 million and nil, respectively.

The current period's net sales increase was due primarily to the commercial launch of pentoxifylline extended-release tablets during the current quarter in addition to continued strong sales of clonazepam tablets and diclofenac tablets. For the three month period ended September 30, 1997, pentoxifylline, clonazepam and diclofenac accounted for 15%, 20% and 13%, respectively, of the Company's sales.

Gross profit for the three month period ended September 30, 1997 was $12.3 million compared with $5.6 million for the corresponding 1996 period, an increase of $6.7 million or approximately 120%. The gross profit as a percent of net sales for the three month period ended September 30, 1997 was approximately 42% compared with approximately 30% for the corresponding 1996 period. Gross profit for the three month period ended September 30, 1997 included $12.9 million from oral products, $(0.3) million from injectable products and $(0.3) million from medical devices. For the prior corresponding period, gross profit for each operation was $6.0 million, $(0.4) million and nil, respectively. The Company's increase in gross profit in the current period was due principally to the contribution from higher margins on new products, principally being pentoxifylline and clonazepam. The loss reported in injectable products in the current period was due to declining prices in the markets for the Company's products. The medical device business continues to work towards achieving full commercialization of it's Safe-Connect valve and related products.

The selling, general and administrative expenses for the three month period ended September 30, 1997 were $3.7 million compared with $3.0 million for the corresponding 1996 period, an increase of $0.7 million or approximately 23%. These expenses as a percent of net sales for the three month period ended September 30, 1997, were 13% compared with 16% for the prior corresponding period. The increase in the expense level was primarily due to higher personnel expense.

The research and development expenses for the three month period ended September 30, 1997 were $3.0 million compared with the prior corresponding period of $2.5 million, an increase of $0.5 million or approximately 20%. The expense as a percent of net sales for the three month period ended September 30, 1997 was 10% compared with 13% for the corresponding 1996 period. The increased level of expense reflects the continuing commitment to new product development.

Other income (expense) reflects interest expense and revolving credit agreement fees offset by interest income. Other income (expense) for the three month period ended September 30, 1997 was $(36,000) compared with $(19,000) for the corresponding period.

Income before income tax for the three month period ended September 30, 1997 was $5.5 million compared with less than $0.1 million for the corresponding period.

Net income for the three month period ended September 30, 1997 before preferred stock dividends was $3.4 million compared with less than $0.1 million for the corresponding 1996 period.

Future financial results will continue to be highly dependent on the ability of the Company to gain approval of and realize income from sales of new products to counter ongoing price erosion within the industry.

Financial Condition, Liquidity and Capital Resources

The Company had $3.3 million in cash and cash equivalents at September 30, 1997, compared with $3.8 million at June 30, 1997. The current three month period's net decrease of $0.5 million resulted primarily from $3.0 million borrowed from a bank, offset by $1.9 million used for operating activities and $1.6 million used for investments in property, plant and equipment.

At September 30, 1997, accounts receivable were $32.3 million as compared to $29.2 million at June 30, 1997, an increase of $3.1 million. This increase was principally due to higher sales levels.

Inventory at September 30, 1997 was $34.6 million, as compared to $32.0 million at June 30, 1997, an increase of $2.6 million, due primarily to increased production for new products launched in the current three month period and products planned for launch in the current financial year.

Accrued preferred dividends of $169,000 for the three month period ended September 30, 1997 were paid on October 1, 1997.

The Company believes that its current cash resources, anticipated operating cash flows and funds available under its existing bank facilities will be sufficient to fund its working capital needs for the next 24 months. Beyond that, depending upon the timing of the Company's cash flow requirements, which is highly dependent upon the unpredictable timing of the receipt of FDA product approvals, the future cash flow needs of the Company could exceed the Company's current cash resources and its available credit under its existing credit facilities. As of September 30, 1997, the Company had $3.3 million in cash, plus approximately $8.0 million of available borrowings under its existing credit facilities. For the year ended June 30, 1998, the Company has committed capital expenditures of $2.3 million for the upgrade of facilities at its Elizabeth, New Jersey site.

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

Item 1.        LEGAL PROCEEDINGS

In June 1997, four purported class-action lawsuits were filed in the Delaware Court of Chancery (the "Chancery Court"), under the captions Aimee Dechter v. Edward D. Tweddell, Richard F. Moldin, Alan G. McGregor, Joseph C. Minio, Bruce C. Tully, William R. Griffith, Faulding Inc., FH Faulding & Co.,
Limited [sic], and Faulding Holdings, Inc., Civil Action No. 15722-NC (6/15/97); Michael J. Golde I/R/A, et al. v. Faulding Inc., Edward D. Tweddell, Alan G. McGregor, Richard F. Moldin, David Beretta and Bruce C. Tully, Civil Action No. 15728-NC (6/6/97); Harbor Finance Partners, et al. v. Edward D. Tweddell, Alan G. McGregor, Richard F. Moldin, Joseph C. Minio, Bruce C. Tully, William R. Griffith, F. H. Faulding & Company Limited [sic] and Faulding Inc., Civil Action No. 15724-NC (6/4/97); and Charles Zimmerman, et al. v. Richard F. Moldin, Edward D. Tweddell, Alan G. McGregor, Joseph C. Minio, Bruce C. Tully, F.H. Faulding & Co., Limited, William R. Griffith, Faulding Holdings, Inc. and Faulding, Inc., Civil Action No. 15723-NC (6/3/97) (the "Actions"). The Actions challenge certain acts allegedly taken or not taken by the Company and the members of the Board of Directors in connection with the proposed transaction pursuant to which Faulding Holdings Inc. ("Holdings"), a wholly-owned subsidiary of FH Faulding & Co. Limited ("Faulding"), would acquire the outstanding Common Stock of the Company that it did not already own and thereby become the sole stockholder of the Company. The Actions also challenge the price originally proposed to be paid by Faulding for the Common Stock, and allege that Faulding, Holdings and the Board breached their fiduciary obligations to the Company's stockholders. The Actions seek to enjoin the consummation of the transaction, and seek an award of damages and attorneys' fees.

On September 28, 1997, the parties to all of the Actions executed a Memorandum of Understanding setting forth the terms of their agreement in principle to settle the Actions. Subject to final Court approval, the Memorandum of Understanding provides for the dismissal of the Actions with prejudice and the release of any known or unknown claims, state or federal, that have been or could have been brought in any court by any member of the proposed class against defendants in the Actions and their predecessors, successors, parents, subsidiaries, affiliates, agents or other persons relating to the transaction or any matters that were or could have been asserted in the Actions arising out of the subject matter thereof. The Memorandum of Understanding acknowledges that Faulding took into account the desirability of addressing the claims asserted in the Actions in agreeing to the enhanced terms of the transactions. The Memorandum of Understanding also provides that settling plaintiffs may seek up to $695,000 in attorney's fees and expenses. The Memorandum of Understanding contemplates discovery to be conducted by the plaintiffs to confirm the fairness and reasonableness of the settlement, and the drafting and execution of a Stipulation of Settlement by the parties, which is expected to be presented to the Chancery Court for approval at a hearing to be conducted to approve the Settlement.

The Company is named as a defendant in an action in the United States District Court for the District of Delaware entitled Purdue Pharma L.P. and The Purdue Frederick Company vs. Faulding Services Inc., Faulding Inc., Purepac Pharmaceutical Co. and Zeneca Inc., 96 Civ.427. The complaint alleges that the manufacture and marketing in the United States of KADIAN sustained release morphine capsules infringes a patent assigned to one of the plaintiffs and constitutes unfair competitive practices under Federal and State law. The Company, through PPC, manufactures KADIAN pursuant to a contract manufacturing agreement with Faulding Services Inc. ("FSI"), a wholly-owned subsidiary of Holdings.

The complaint seeks, among other things, an order enjoining the Company from infringing the subject patent and awarding treble and punitive damages. The Company believes the allegations in the complaint to be entirely without merit and intends to defend this action vigorously. The Company has also asserted counterclaims against Purdue Pharma L.P. and The Purdue Frederick Company seeking to invalidate the subject patent and also seeking damages against the plaintiffs for unfair competitive practices under Federal and State law and violation of the Federal antitrust laws. Pursuant to the terms of the manufacturing agreement between PPC and Faulding relating to Kadian , Faulding is indemnifying the Company in relation to the costs of defending the action.

On February 3, 1997, following the submission by PPC of an Abbreviated New Drug Application seeking FDA approval of diltiazem hydrochloride extended-release capsules, USP, the Company's proposed generic version of Cardizem CD , a lawsuit was commenced in the United States District Court for the District of New Jersey entitled - Hoechst Marion Roussel, Inc. and Carderm Capital L.P. v. Faulding Inc. and Purepac Pharmaceutical Co., Civil Action No. 97-516 (JAG Jr.). The complaint alleges that the Company's proposed generic product infringes a patent assigned to Carderm Capital L.P. and licensed, on a non-exclusive basis, to Hoechst Marion Roussel, Inc., and seeks to delay the commercial introduction of the Company's proposed generic product until the expiration of that patent.

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

Item 2 through Item 4.

Not Applicable.

Item 5.   OTHER EVENTS

On September 29, 1997, the Company, Faulding and Holdings entered into an Agreement and Plan of Recapitalization (the "Recapitalization Agreement") pursuant to which the Company, subject to shareholder approval, will enact an amendment to its Certificate of Incorporation (the "Recapitalization Amendments") to effect a recapitalization (the "Recapitalization") which will result in Holdings becoming the sole stockholder of the Company and each other existing holder of Common Stock of the Company becoming entitled to receive a cash payment of $13.50 per share of Common Stock (the "Transaction Consideration"). The Recapitalization will be effected through a reverse stock split of the Company's Common Stock (the "Reverse Stock Split") whereby each 7,924,385 issued and outstanding shares of Common Stock as of the effective time of the Recapitalization will be combined into one validly issued share of common stock ("New Common Shares") having a par value per share equal to the quotient obtained by dividing (x) the product of (1) the total number of shares of Common Stock issued and outstanding immediately prior to the effective time of the Recapitalization, multiplied by (2) $0.01, by (y) the number of New Common Shares to be issued and outstanding immediately following the effective time of the Recapitalization. As a result of the Reverse Stock Split, holders of less than 7,924,385 shares of Common Stock will be entitled to receive, in lieu of fractional New Common Shares, the Transaction Consideration multiplied by the number of shares of Common Stock held by such holders immediately prior to the effective time of the Recapitalization. The Recapitalization is subject to certain conditions, including the condition that the Recapitalization Amendment and the Recapitalization
Agreement be approved and adopted by the affirmative vote of the holders of a majority of the outstanding shares of Common Stock other than shares of Common Stock held by Faulding and its affiliates. The Company anticipates presenting the Recapitalization Agreement and the transactions contemplated thereby to stockholders for approval at a Special Meeting of Stockholders on December 15, 1997.

Item 6 (a).    EXHIBITS

Not Applicable.

Item 6 (b).    REPORTS ON FORM 8-K

Not Applicable.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      FAULDING INC.



BY:   /s/Richard F. Moldin                      November 4, 1997

      Richard F. Moldin
      President and Chief Executive Officer
      (Principal Executive Officer)



BY:   /s/Paul Astley                            November 4, 1997
      Paul Astley
      Chief Financial Officer
      (Principal Accounting Officer)